Form 10-Q
period 2021-09-30
Learn CW Investment Corp
filed 2021-11-29
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40885

LEARN CW INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11755 Wilshire Blvd.
Suite 2320
Los Angeles, California 90025
(Address of principal executive offices and zip code)

(424) 324-2990
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	LCW.U	The New York Stock Exchange

Class A Ordinary Shares included as part of the units	LCW	The New York Stock Exchange

Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	LCW.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 26, 2021, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the period from February 2, 2021 (inception) Through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Equity for the Three Months ended September 30, 2021 and for the period from February 2, 2021 (inception) Through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from February 2, 2021 (inception) Through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
Item 4.CONTROLS AND PROCEDURES	16
PART II - OTHER INFORMATION	17
Item 1. LEGAL PROCEEDINGS	17
Item 1A. RISK FACTORS	17
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
Item 3. DEFAULTS UPON SENIOR SECURITIES	17
Item 4. MINE SAFETY DISCLOSURES	17
Item 5. OTHER INFORMATION	17
Item 6. EXHIBITS	18
SIGNATURES	19

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(Unaudited)

Assets
Current Assets:
Cash	$141,499
Total Current Assets	141,499
Deferred offering costs	861,261
Total Assets	$1,002,760

Liabilities and Shareholder’s Equity
Current Liabilities:
Accrued Expenses	$687,976
Promissory Note – Sponsor	300,000
Total Current Liabilities	987,976

Commitments

Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1) (2)	575
Additional paid in capital	24,425
Accumulated deficit	(10,216)
Total Shareholder’s Equity	14,784
Total Liabilities and Shareholder’s Equity	$1,002,760

(1)
Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriter. On October 13, 2021, the underwriter exercised the full over-allotment option.

(2)
Our initial shareholders initially held 7,187,000 Class B ordinary shares, up to 937,500 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On August 20, 2021, the sponsor surrendered for no consideration 1,287,000 Class B ordinary shares of the Company. On September 9, 2021, the sponsor surrendered an additional 150,000 Class B ordinary shares for no consideration. All share and per-share amounts have been retroactively restated to reflect the share capitalization and return of shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2021	For the period from February 2, 2021 (inception) through September 30, 2021
Formation costs and other operating expenses	$-	$10,216
Net Loss	$-	$(10,216)
Weighted average shares outstanding, basic and diluted (1) (2)	5,000,000	5,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)
Excludes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in fully by the underwriter. On October 13, 2021, the underwriter exercised the full over-allotment.

(2)
Our initial shareholders initially held 7,187,000 Class B ordinary shares, up to 937,500 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On August 20, 2021, the sponsor surrendered for no consideration 1,287,000 Class B ordinary shares of the Company. On September 9, 2021, the sponsor surrendered an additional 150,000 Class B ordinary shares for no consideration. All share and per-share amounts have been retroactively restated to reflect the share capitalization and return of shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Class B Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Equity
Balance – February 2, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to sponsors (1) (2)	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(10,216)	(10,216)
Balance – March 31, 2021	5,750,000	575	24,425	(10,216)	14,784
Net loss	-	-	-	-	-
Balance – June 30, 2021	5,750,000	575	24,425	(10,216)	14,784
Net loss	-	-	-	-	-
Balance – September 30, 2021	5,750,000	$575	$24,425	$(10,216)	$14,784

(1)	Includes an aggregate of up to 750,000 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriter.
(2)
Our initial shareholders initially held 7,187,000 Class B ordinary shares, up to 937,500 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On August 20, 2021, the sponsor surrendered for no consideration 1,287,000 Class B ordinary shares of the Company. On September 9, 2021, the sponsor surrendered an additional 150,000 Class B ordinary shares for no consideration. All share and per-share amounts have been retroactively restated to reflect the share capitalization and return of shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(10,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	10,216
Net cash used in operating activities	$-

Cash Flows from Financing Activities:
Proceeds from Promissory note payable	284,500
Payment of offering costs	(143,001)
Net cash provided from financing activities	$141,499

Net Change in Cash	141,499
Cash - Beginning	-
Cash – Ending	$141,499

Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$677,760
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$15,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Note 1 – Description of Organization and Business Operations

Learn CW Investment Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on February 2, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period February 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the proposed initial public offering (the “Proposed Offering”). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 7, 2021. On October 13, 2021 the Company consummated the Initial Public offering of 23,000,000 units (the “Units”), which included 3,000,000 units issued pursuant to the exercise by the underwriter of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 7,146,000 warrants (the “Private Placement Warrants”) to the Company’s sponsor, CWAM LC Sponsor LLC (the “Sponsor”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,146,000.

Following the closing of the Initial Public Offering on October 13, 2021, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with U.S. Bank National Association acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within 18 months from the closing of this offering, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of the Trust Account and the warrants will expire worthless.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

As of September 30, 2021, the Company had $141,499 in its cash account and a working capital deficiency of $846,477. As of October 13, 2021, and following the closing of the Company's Initial Public Offering, the Company had $2,531,999 in cash, $232,300,000 held in the Trust Account, and had working capital of $1,484,098.

In order to finance transactions costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directs may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”) up to $1,500,000. As of September 30, 2021 there have been no funds drawn on the Working Capital Loans. (see Note 5)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 12, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 14, 2021. The interim results for the period from February 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 (unaudited). The Company had $141,499 of cash as of September 30, 2021 (unaudited).

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on October 13, 2021 offering costs totaling $12,375,591 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statement of operations as an allocation for the Public Warrants and the Private Placement Warrants.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 19, 2021 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all 23,000,000 Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. As of September 30, 2021 (unaudited) and March 19, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470—20) and Derivatives and Hedging — Contracts in Entity‘s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering on October 13, 2021 the Company sold 23,000,000 Units, including the 3,000,000 Units as a result of the underwriter’s exercise of their over-allotment option in full, at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

An aggregate of $10.10 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of October 13, 2021, $232,300,000 of the Initial Public Offering proceeds was held in the Trust Account.

Transaction costs of the Initial Public Offering amounted to $12,375,591, consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs, with $781,595 included in the statement of operations as an allocation for the Public Warrants and the Private Placement Warrants.

Note 4 – Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,146,000 Private Placement Warrants at a price of $1.00 per Private placement Unit, for an aggregate purchase price of $7,146,000, in a private placement. Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

Note 5 – Related Party Transactions

Founder Shares

On February 2, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 7,187,000 shares of the Company’s Class B ordinary shares. On August 20, 2021 and September 9, 2021, the Sponsor effected a surrender of 1,287,000 Class B ordinary shares and 150,000 Class B ordinary shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial shareholders agreed to forfeit up to 750,000 Founder Shares to the extent the over-allotment was not exercised in full by the underwriter. On October 13, 2021, the underwriter exercised the full over-allotment option.

The sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note – Related Party

On February 18, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). On March 25, 2021, the Company borrowed $300,000 on the Note to cover expenses related to the Proposed Offering. On September 7, 2021, the sponsor and the company agreed to amend and restate the Note (the “Amended and Restated Note”) to extend the maturity date. The Amended and Restated Note was non-interest bearing and was paid on October 26, 2021.

Administrative Support Agreement

The Company has committed to pay up to $20,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no funds drawn on the Working Capital Loans as of September 30, 2021.

Note 6 – Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed simultaneously with the offering (October 13, 2021), requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Softbank and Sponsor Investors Investment

A fund managed by SB Management Limited, a 100% directly owned subsidiary of SoftBank Group Corp., and certain members of our sponsor, in the aggregate, have purchased $100.0 million of units (or 10,000,000 units) and $7.7 million of units (or 770,000 units), respectively, in this offering, and we directed the underwriter to sell Softbank and the sponsor investors such number of units, which number of units in the aggregate equals approximately 37.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. Such number of units, together with Class B ordinary shares held by our initial shareholders, equals approximately 57.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. The underwriter is entitled to an underwriting discount of $0.35 per unit for every unit purchased by Softbank, the payment of which has been deferred and will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriter has not received any underwritten discount for any unit purchased by the sponsor investors.

Softbank and the sponsor investors entered into a letter agreement with us pursuant to which they would agree (a) to vote all of their public shares purchased during or after this offering in favor of our initial Business Combination on terms substantially identical to those agreed to by the initial shareholders with respect to the initial shareholder’s voting arrangement and (b) not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from the date of the Offering.

As Softbank has agreed to purchase such units in this offering, if they vote them in favor of our initial Business Combination, it is possible that no votes from other public shareholders would be required to approve our initial Business Combination, depending on the number of shares that are present at the meeting to approve such transaction.

Note 7 - Shareholder’s Equity

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Proposed Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary shares or preference shares to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

Note 8 – Warrant Liabilities

The Company will account for the 18,646,000 warrants – 11,500,000 Public Warrants and the 7,146,000 Private Placement Warrants – issued in connection with the Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Proposed Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Pubclid Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the Proposed Offering, except that the Private Placement Warrants will and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Learn CW. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CWAM LC Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from February 2, 2021 to September 30, 2021, we had a net loss of $10,216, which consisted of formation and operating expenses of $10,216. For the three months ended September 30, 2021, we had no net loss or net income.

Liquidity and Capital Resources

As of September 30, 2021 we had $141,499 cash and a working capital deficiency of $846,477. As of October 13, 2021, we had $2,531,999 cash, $232,300,000 held in the Trust Account, and working capital of $1,484,098.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution do not raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a $300,000 promissory note payable to the Sponsor.

On October 13, 2021, we completed the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriter of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,146,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to CWAM LC Sponsor, LLC.

Following the closing of the Initial Public Offering on October 13, 2021, $232,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the Sponsor a monthly fee of $20,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on February 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per share, or $7,780,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Derivative Financial Instruments and Warrant Liabilities

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging. The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution and as of each subsequent quarterly period end date while the Warrants are outstanding. Because the Warrants do meet the criteria for equity treatment under this guidance, the Company's Public and Private Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period, excluding ordinary shares subject to forfeiture.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2021.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and General Counsel, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

On October 13, 2021, we consummated our Initial Public Offering of 23,000,000 shares, which included the full exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 shares, at $10.00 per share, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor purchased an aggregate of 7,146,000 Private Placement Warrants at a price of $1.00 per Private placement Unit, for an aggregate purchase price of $7,146,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Learn CW Investment Corporation .

Date: November 29, 2021	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: November 29, 2021	By:	/s/ Adam Fisher
Adam Fisher
President