Form 10-Q
period 2022-03-31
Learn CW Investment Corp
filed 2022-05-20
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 18, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS	1
Condensed Balance Sheet as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the period from February 2, 2021 (inception) Through March 31, 2021	2
Condensed Statements of Changes in Shareholder’s (Deficit) Equity (Unaudited) for the Three Months ended March 31, 2022 and for the period from February 2, 2021 (inception) Through March 31, 2021	3
Condensed Statement of Cash Flows (Unaudited) for the Three Months ended March 31, 2022 and for the period from February 2, 2021 (inception) Through March 31, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
Item 4.CONTROLS AND PROCEDURES	25
PART II - OTHER INFORMATION	26
Item 1. LEGAL PROCEEDINGS	26
Item 1A. RISK FACTORS	26
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
Item 3. DEFAULTS UPON SENIOR SECURITIES	27
Item 4. MINE SAFETY DISCLOSURES	27
Item 5. OTHER INFORMATION	27
Item 6. EXHIBITS	28
SIGNATURES	29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$5,064	$237,363
Prepaid Expenses - current	707,696	707,695
Total Current Assets	712,760	945,058

Assets Held in Trust	232,307,155	232,303,712
Prepaid Expenses – non-current	369,067	566,157
Total Assets	$233,388,982	$233,814,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$612,403	$470,368
Total Current Liabilities	612,403	470,368

Deferred Underwriter’s Fee Payable	9,780,500	9,780,500
Warrant Liability	5,780,260	9,538,044
Total Liabilities	16,173,163	19,788,912

COMMITMENTS AND CONTINGENCIES
Class A Ordinary Shares; 23,000,000 shares subject to redemption at $10.10 per share	232,300,000	232,300,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid in capital	-	-
Accumulated deficit	(15,084,756)	(18,274,560)
Total Shareholder’s Deficit	(15,084,181)	(18,273,985)
Total Liabilities and Shareholder’s Deficit	$233,388,982	$233,814,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 2, 2021 (inception) through March 31, 2021
Formation costs and other operating expenses	$571,424	$10,216
Loss from Operations	(571,424)	(10,216)

Other income:
Interest income	3,444	-
Change in fair value of warrant liability	3,757,784	-
Net Income (Loss)	$3,189,804	$(10,216)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	-
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$(0.00)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

			Additional		Total
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,750,000	$575	$-	$(18,274,560)	$(18,273,985)
Net income	-	-	-	3,189,804	3,189,804
Balance – March 31, 2022	5,750,000	$575	$-	$(15,084,756)	$(15,084,181)

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(UNAUDITED)

			Additional		Total
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 2, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(10,216)	(10,216)
Balance – March 31, 2021	5,750,000	$575	$24,425	$(10,216)	$14,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 2, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,189,804	$(10,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,444)	-
Change in fair value of warrant liabilities	(3,757,784)	-
Changes in operating assets and liabilities:
Prepaid expenses	197,090	-
Accounts payable and accrued expenses	142,035	10,216
Net cash used in operating activities	(232,299)	-

Net Change in Cash	(232,299)	-
Cash – Beginning of the period	237,363	-
Cash – End of the period	$5,064	$-

Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$179,864
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on October 13, 2021, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until 18 months from the closing of the Initial Public Offering to consummate a Business Combination, with an automatic six months extension if we have signed a definitive agreement with respect to a Business Combination within such 18-month period . However, if we anticipate that we may not be able to consummate a Business Combination within 18 months, we may extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $115,000 ($0.005 per share) on or prior to the date of the applicable deadline, for each one month extension (up to an aggregate of $690,000, or $0.03 per share, if we extend for the full six months). Any such payments would be made in exchange for additional private placement warrants to be issued by us to our sponsor or its affiliates or designees, as applicable, at a price of $1.00 per warrant. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.10).

In order to protect the amounts held in the Trust Account, the sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.10 per public share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had cash of $5,064 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). During 2021 and prior to the Initial Public Offering, the Company drew $300,000 on the Note, which it paid in October 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended March 31, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 4, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,064 and $237,363 of cash as of March 31, 2022 and December 31, 2021, respectively, and had no cash equivalents.

Assets Held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in U.S. based money market accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$232,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Class A ordinary shares issuance costs	(12,375,591)
Plus:
Accretion of carrying value to redemption value	27,785,591
Class A ordinary shares subject to possible redemption	$232,300,000

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statement of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the three months ended March 31, 2022.

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

A reconciliation of net income (loss) per ordinary share is as follows:

	For the three months ended March 31, 2022		For the period from February 2, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,551,843	$637,961	$-	$(10,216)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	-	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$0.00	$(0.00)

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470—20) and Derivatives and Hedging — Contracts in Entity‘s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering on October 13, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units as a result of the underwriter’s exercise of their over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A ordinary shares, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

Note 4 – Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,146,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,146,000, in a private placement. Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

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

Promissory Note – Related Party

On February 18, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). On March 25, 2021, the Company borrowed $300,000 on the Note to cover expenses related to the Proposed Offering. On September 7, 2021, the sponsor and the company agreed to amend and restate the Note (the “Amended and Restated Note”) to extend the maturity date. The Amended and Restated Note was non-interest bearing and was paid on in full October 26, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company has not drawn on this loan.

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

Note 7 – Warrant Liabilities

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

At March 31,2022, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $3,565,000 and $2,215,260, respectively. At December 31, 2021, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $5,865,000 and $3,673,044, respectively

The Company accounts for the 11,500,000 warrants issued in connection with the Initial Public Offering and the 7,146,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary share in the Business Combination is payable in the form of ordinary equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary share consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary share as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

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

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

Note 9 - Shareholder’s Deficit

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares  — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to redemption.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 10 – Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$232,307,155	$-	$-	$232,307,155
Liabilities:
Warrant Liabilities:
Public Warrants	$3,565,000	$-	$-	$3,565,000
Private Placement Warrants	-	-	2,215,260	2,215,260
Total Warrant Liabilities	$3,565,000	$-	$2,215,560	$5,780,260

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$232,303,712	$-	$-	$232,303,712
Liabilities:
Warrant Liabilities:
Public Warrants	$5,865,000	$-	$-	$5,865,000
Private Placement Warrants	-	-	3,673,044	3,673,044
Total Warrant Liabilities	$5,865,000	$-	$3,673,044	$9,538,044

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Public Warrants and the Private Placement Warrants on October 13, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary share and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A ordinary share subject to possible redemption based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. For periods subsequent to the detachment of the Public Warrants from the Units, which occurred on November 29, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price on the NYSE as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Share Price	$9.86	$9.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	2.39%	1.32%
Volatility	4.4%	8.1%
Term	5.53	5.78
Probability Weighted Fair Value of Warrants	$0.31	$0.51

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of December 31, 2021	$3,673,044
Change in fair value(1)	(1,457,784)
Fair value as of March 31, 2022 (unaudited)	$2,215,260

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Note 11 – Subsequent Events

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 5, 2022, pursuant to a promissory note between the Sponsor and the Company signed on May 3, 2022, the Company drew $1,050,000 on the working capital loan with the Sponsor. The working capital loan is non-interest bearing and due on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 4, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from inception through March 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $3,189,804, which consisted of formation and operating expenses of $571,424, a change in fair value of the warrant liability of $3,757,784, and interest income related to the Trust Account of $3,444.

For the period from February 2, 2021 to March 31, 2021, we had a net loss of $10,216, which consisted of formation and operating expenses of $10,216.

Liquidity, Capital Resources and Going Concern

On October 13, 2021, the Company consummated the Initial Public Offering of 20,000,000 units, generating gross proceeds of $200,000,00. Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 7,146,000 Warrants at a price of $1.00 per Private Placement Warrant to its Sponsor, generating gross proceeds of $7,146,000. Simultaneously, the underwriter exercised the over-allotment option and purchased an additional 3,000,000 Over-Allotment Units, generating an aggregate of gross proceeds of $30,000,000.

Following the consummation of the Initial Public Offering on October 13, 2021, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $12,375,591 consisting of $2,446,000 of underwriting fees, $9,780,500 of deferred underwriting fees and $930,686 of other costs.

As of March 31, 2022 and December 31, 2021, we had approximately $232,307,155 and $232,303,712 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $5,064 and $237,363 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under Working Capital Loans. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

To the extent we need to raise additional funds to operate our business, the Company’s management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the financial statements contained herein, if a Business Combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

Related Party Transactions

Founder Shares

On February 2, 2021, the Company issued an aggregate of 7,187,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On August 20, 2021 and September 9, 2021, the Sponsor effected a surrender of 1,287,000 Class B ordinary shares and 150,000 Class B ordinary shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,000 to 5,750,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part. The underwriter’s over-allotment option was exercised in full on October 13, 2021, and these shares are no longer subject to forfeiture.

The sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of a Business Combination.

Promissory Note – Related Party

On February 18, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). On March 25, 2021, the Company borrowed $300,000 on the Note to cover expenses related to the Proposed Offering. On September 7, 2021, the sponsor and the company agreed to amend and restate the Note (the “Amended and Restated Note”) to extend the maturity date. The Amended and Restated Note was non-interest bearing and was paid in full on October 26, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company has not drawn on this loan.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Critical Accounting Estimates

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021, except for the below:

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

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning SPACs such as the Company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective, or whether any of the proposed rules will adversely affect the likelihood of SPACs being able to consummate their initial business combinations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

On October 13, 2021, we consummated our Initial Public Offering of 23,000,000 shares, which included the full exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 shares, at $10.00 per share, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor purchased an aggregate of 7,146,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,146,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Learn CW Investment Corporation

Date: May 20, 2022	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: May 20, 2022	By:	/s/ Adam Fisher
Adam Fisher
President