Form 10-Q
period 2022-06-30
Learn CW Investment Corp
filed 2022-08-22
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2022, for the Three Months ended June 30, 2021 and for the period from February 2, 2021 (inception) Through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the Three and Six Months ended June 30, 2022, the three months ended June 30 2021 and for the period from February 2, 2021 (inception) Through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period from February 2, 2021 (inception) Through June 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
Item 4. CONTROLS AND PROCEDURES	25
PART II - OTHER INFORMATION	26
Item 1. LEGAL PROCEEDINGS	26
Item 1A. RISK FACTORS	26
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
Item 3. DEFAULTS UPON SENIOR SECURITIES	27
Item 4. MINE SAFETY DISCLOSURES	27
Item 5. OTHER INFORMATION	27
Item 6. EXHIBITS	27
SIGNATURES	28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$988,148	$237,363
Prepaid Expenses – current	707,696	707,695
Total Current Assets	1,695,844	945,058

Assets Held in Trust	232,461,098	232,303,712
Prepaid Expenses – non-current	192,143	566,157
Total Assets	$234,349,085	$233,814,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$879,453	$470,368
Total Current Liabilities	879,453	470,368

Deferred Underwriter’s Fee Payable	9,780,500	9,780,500
Convertible Note – Related Party	1,050,000	-
Warrant Liability	1,491,680	9,538,044
Total Liabilities	13,201,633	19,788,912

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares; 23,000,000 shares subject to redemption at $10.11 and $10.10 per share at June 30, 2022 and December 31, 2021, respectively	232,461,098	232,300,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid in capital	-	-
Accumulated deficit	(11,314,221)	(18,274,560)
Total Shareholders’ Deficit	(11,313,646)	(18,273,985)
Total Liabilities and Shareholders’ Deficit	$234,349,085	$233,814,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from February 2, 2021 (inception) through June 30, 2021
Formation costs and other operating expenses	$510,890	$—	$1,082,314	$10,216
Loss from Operations	(510,890)	—	(1,082,314)	(10,216)

Other income:
Interest income	153,943	—	157,387	—
Change in fair value of warrant liability	4,288,580	—	8,046,364	—
Net Income (Loss)	$3,931,633	$—	$7,121,437	$(10,216)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.14	$(0.00)	$0.25	$(0.00)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.00)	$0.25	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2022	5,750,000	$575	-	$(18,274,560)	$(18,273,985)
Net income	-	-	-	3,189,804	3,189,804
Balance – March 31, 2022	5,750,000	$575	-	$(15,084,756)	$(15,084,181)
Accretion of Class A shares to redemption value	-	-	-	(161,098)	(161,098)
Net income	-	-	-	3,931,633	3,931,633
Balance – June 30, 2022	5,750,000	$575	-	$(11,314,221)	$(11,313,646)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balance – February 2, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(10,216)	(10,216)
Balance – March 31, 2021	5,750,000	$575	24,425	$(10,216)	$14,784
Net loss	-	-	-	-	-
Balance – June 30, 2021	5,750,000	$575	24,425	$(10,216)	$14,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2022	For the period from February 2, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,121,437	$(10,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(157,387)	-
Change in fair value of warrant liabilities	(8,046,364)	-
Changes in operating assets and liabilities:
Prepaid expenses	374,014	-
Accounts payable and accrued expenses	409,085	10,216
Net cash used in operating activities	(299,215)	-
Cash Flows from Financing Activities:
Proceeds from promissory note payable	-	284,500
Payment of offering costs	-	(113,742)
Proceeds from convertible note – related party	1,050,000	-
Net cash provided by financing activities	1,050,000	170,758
Net Change in Cash	750,785	170,758
Cash – Beginning of the period	237,363	-
Cash – End of the period	$988,148	$170,758

Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$384,525
Deferred offering costs – promissory note	$-	$15,500
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022 and December 31, 2021, the Company had cash of $988,148 and $237,363 held outside of the Trust Account, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). During 2021 and prior to the Initial Public Offering, the Company drew $300,000 on the Note, which it paid in October 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000 from the Sponsor under the Working Capital Loan arrangement. During the period ended June 30, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 7, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 7, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 7, 2023.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustment relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for condensed interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 4, 2022. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $988,148 and $237,363 of cash as of June 30, 2022 and December 31, 2021, respectively, and had no cash equivalents.

Assets Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in U.S. based money market accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Class A ordinary shares issuance costs	(12,375,591)
Plus:
Accretion of carrying value to redemption value	27,785,591
Class A ordinary shares subject to possible redemption, December 31, 2021	$232,300,000
Accretion of carrying value to redemption value	161,098
Class A ordinary shares subject to possible redemption, June 30, 2022	232,461,098

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statement of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the six months ended June 30, 2022.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASC ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well Warrants potentially issuable upon conversion of the 2022 Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

A reconciliation of net income (loss) per ordinary share is as follows:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021		For the six months ended June 30, 2022		For the period from February 2, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,145,306	$786,327	$-	$-	$5,697,150	$1,424,287	$-	$(10,216)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	-	5,750,000	23,000,000	5,750,000	-	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.00)	$(0.00)	$0.25	$0.25	$(0.00)	$(0.00)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for the conversion features in Convertible notes under ASC Topic 815. However, if a conversion feature meets the criteria of the scope exception, then it will not be bifurcated.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470—20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,050,000 as of June 30, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

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

Softbank and Sponsor Investors Investment

A fund managed by SB Management Limited, a 100% directly owned subsidiary of SoftBank Group Corp., and certain members of our sponsor, in the aggregate, have purchased $100.0 million of units (or 10,000,000 units) and $7.7 million of units (or 770,000 units), respectively, in the Initial Public Offering, and we agreed to direct the underwriter to sell Softbank and the sponsor investors such number of units, which number of units in the aggregate equals approximately 37.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. Such number of units, together with Class B ordinary shares held by our initial shareholders, equals approximately 57.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. The underwriter is entitled to an underwriting discount of $0.35 per unit for every unit purchased by Softbank, the payment of which has been deferred and will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriter did not receive any underwritten discount for any unit purchased by the sponsor investors. Softbank and the sponsor investors entered into a letter agreement with us pursuant to which they would agree (a) to vote all of their public shares purchased during or after the Initial Public Offering in favor of our initial Business Combination on terms substantially identical to those agreed to by the initial shareholders with respect to the initial Shareholders’ voting arrangement and (b) not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from the date of the Initial Public Offering.

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

At June 30,2022, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $920,000 and $571,680, respectively. At December 31, 2021, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $5,865,000 and $3,673,044, respectively

The Company accounts for the 11,500,000 warrants issued in connection with the Initial Public Offering and the 7,146,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary share in the Business Combination is payable in the form of ordinary equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary share consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary share as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

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

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

Note 9 - Shareholders’ Deficit

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares  — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to redemption.

Class B Ordinary Shares  — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$232,461,098	$-	$-	$232,461,098
Liabilities:
Warrant Liabilities:
Public Warrants	$920,000	$-	$-	$920,000
Private Placement Warrants	-	-	571,680	571,680
Total Warrant Liabilities	$920,000	$-	$571,680	$1,491,680

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Share Price	$9.94	$9.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	2.97%	1.32%
Volatility	1.8%	8.1%
Term	5.51	5.78
Probability Weighted Fair Value of Warrants	$0.27	$0.51

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of December 31, 2021	$3,673,044
Change in fair value(1)	(1,457,784)
Fair value as of March 31, 2022 (unaudited)	$2,215,260
Change in fair value(1)	(1,643,580)
Fair value as of June 30, 2022 (unaudited)	$571,680

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the three and six months ended June 30, 2022 and 2021, there were no changes in the fair value of the conversion option liability. As of June 30, 2022, the fair value of the conversion feature was di minimis.

Note 11 – Subsequent Events

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our registration statement for our Initial Public Offering was declared effective on October 13, 2021. On October 13, 2021, we consummated our Initial Public Offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’s full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consisted of one Public Share and one-half of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,146,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to CWAM LC Sponsor, LLC (the “Sponsor”) generating gross proceeds of $7,146,000.

Following the closing of the Initial Public Offering on October 13, 2021, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a non-interest bearing Trust Account (the “Trust Account”), located in the United States at a nationally recognized financial institution, with U.S. Bank National Association acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within 18 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

Results of Operations

Our only activities from inception through June 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended June 30, 2022, we had a net income of $3,931,633, which consisted of formation and operating expenses of $510,890 a change in fair value of the warrant liability of $4,288,580, and interest income related to the Trust Account of $153,943.

For the three months ended June 30, 2021, we had a net loss of $0, which consisted of formation and operating expenses of $0.

For the six months ended June 30, 2022, we had a net income of $7,121,437, which consisted of formation and operating expenses of $1,082,314, a change in fair value of the warrant liability of $8,046,364, and interest income related to the Trust Account of $157,387.

For the period from February 2, 2021 to June 30, 2021, we had a net loss of $10,216, which consisted of formation and operating expenses of $10,216.

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

As of June 30, 2022 and December 31, 2021, we had approximately $232,461,098 and $232,303,712 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $988,148 and $237,363 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. The outstanding balance under this loan is $1,050,000 as of June 30, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,050,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until March 28, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by April 7, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,050,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company has drawn $1,050,000 and $0 on this loan, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed simultaneously with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company accounts for its convertible promissory note under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company deemed the fair value of the promissory note to be at par. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.

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

The net proceeds of our Initial Public Offering and the Private Placement held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Learn CW Investment Corporation

Date: August 22, 2022	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: August 22, 2022	By:	/s/ Adam Fisher
Adam Fisher
President