Form 10-Q
period 2022-09-30
Learn CW Investment Corp
filed 2022-11-22
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021 and for the period from February 2, 2021 (inception) Through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2022, the three months ended September 30 2021 and for the period from February 2, 2021 (inception) Through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the period from February 2, 2021 (inception) Through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
Item 4. CONTROLS AND PROCEDURES	27
PART II - OTHER INFORMATION	28
Item 1. LEGAL PROCEEDINGS	28
Item 1A. RISK FACTORS	28
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
Item 3. DEFAULTS UPON SENIOR SECURITIES	30
Item 4. MINE SAFETY DISCLOSURES	30
Item 5. OTHER INFORMATION	30
Item 6. EXHIBITS	30
SIGNATURES	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$841,705	$237,363
Prepaid Expenses – current	707,696	707,695
Total Current Assets	1,549,401	945,058

Assets Held in Trust	233,587,890	232,303,712
Prepaid Expenses – non-current	71,885	566,157
Total Assets	$235,209,176	$233,814,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,006,013	$470,368
Total Current Liabilities	1,006,013	470,368

Deferred Underwriter’s Fee Payable	9,780,500	9,780,500
Convertible Note – Related Party	1,050,000	-
Warrant Liability	2,051,060	9,538,044
Total Liabilities	13,887,573	19,788,912

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares; 23,000,000 shares at redemption value	233,587,890	232,300,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid in capital	-	-
Accumulated deficit	(12,266,862)	(18,274,560)
Total Shareholders’ Deficit	(12,266,287)	(18,273,985)
Total Liabilities and Shareholders’ Deficit	$235,209,176	$233,814,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from February 2, 2021 (inception) through September 30, 2021
Formation costs and other operating expenses	$393,261	$—	$1,475,574	$10,216
Loss from Operations	$(393,261)	$—	$(1,475,574)	$(10,216)

Other income (loss):
Interest income	1,126,792	—	1,284,178	—
Change in fair value of warrant liability	(559,380)	—	7,486,984	—
Net Income (Loss)	$174,151	$—	$7,295,588	$(10,216)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	—	23,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.00)	$0.25	$(0.00)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.00)	$0.25	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance – January 1, 2022	5,750,000	$575	$-	$(18,274,560)	$(18,273,985)
Net income	-	-	-	3,189,804	3,189,804
Balance – March 31, 2022	5,750,000	$575	$-	$(15,084,756)	$(15,084,181)
Accretion of Class A shares to redemption value	-	-	-	(161,098)	(161,098)
Net income	-	-	-	3,931,633	3,931,633
Balance – June 30, 2022	5,750,000	$575	$-	$(11,314,221)	$(11,313,646)
Accretion of Class A shares to redemption value				(1,126,792)	(1,126,792)
Net loss	-	-	-	174,151	174,151
Balance – September 30, 2022	5,750,000	$575	$-	$(12,266,862)	$(12,266,287)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD
FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balance – February 2, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(10,216)	(10,216)
Balance – March 31, 2021	5,750,000	$575	24,425	$(10,216)	$14,784
Net loss	-	-	-	-	-
Balance – June 30, 2021	5,750,000	$575	$24,425	$(10,216)	$14,784
Net loss	-	-	-	-	-
Balance – September 30, 2021	5,750,000	$575	$24,425	$(10,216)	$14,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from February 2, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,295,588	$(10,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,284,178)	-
Change in fair value of warrant liabilities	(7,486,984)	-
Changes in operating assets and liabilities:
Prepaid expenses	494,271	-
Accounts payable and accrued expenses	535,645	10,216
Net cash used in operating activities	(445,658)	-
Cash Flows from Financing Activities:
Proceeds from promissory note payable	-	284,500
Payment of offering costs	-	(143,001)
Proceeds from convertible note – related party	1,050,000	-
Net cash provided by financing activities	1,050,000	141,499
Net Change in Cash	604,342	141,499
Cash – Beginning of the period	237,363	-
Cash – End of the period	$841,705	$141,499

Non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$-	$677,760
Deferred offering costs – promissory note	$-	$15,500
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 18 months from the closing of the Initial Public Offering to consummate a Business Combination, with an automatic six months extension if we have signed a definitive agreement with respect to a Business Combination within such 18-month period. However, if we anticipate that we may not be able to consummate a Business Combination within 18 months, we may extend the period of time to consummate a Business Combination up to six times, each by an additional one month (for a total of up to 24 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for us to consummate a Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $115,000 ($0.005 per share) on or prior to the date of the applicable deadline, for each one month extension (up to an aggregate of $690,000, or $0.03 per share, if we extend for the full six months). Any such payments would be made in exchange for additional private placement warrants to be issued by us to our sponsor or its affiliates or designees, as applicable, at a price of $1.00 per warrant. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022 and December 31, 2021, the Company had cash of $841,705 and $237,363 held outside of the Trust Account, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). During 2021 and prior to the Initial Public Offering, the Company drew $300,000 on the Note, which it paid in October 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000 from the Sponsor under the Working Capital Loan arrangement. During the period ended September 30, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 13, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 13, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 4, 2022. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $841,705 and $237,363 of cash as of September 30, 2022 and December 31, 2021, respectively, and had no cash equivalents.

Assets Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in U.S. based money market accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Class A ordinary shares issuance costs	(12,375,591)
Plus:
Accretion of carrying value to redemption value	27,785,591
Class A ordinary shares subject to possible redemption, December 31, 2021	$232,300,000
Accretion of carrying value to redemption value	1,287,890
Class A ordinary shares subject to possible redemption, September 30, 2022	$233,587,890

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statement of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the nine months ended September 30, 2022.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well Warrants potentially issuable upon conversion of the 2022 Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

A reconciliation of net income (loss) per ordinary share is as follows:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021		For the nine months ended September 30, 2022		For the period from February 2, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$139,321	$34,830	$-	$-	$5,836,470	$1,459,118	$-	$(10,216)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	-	5,750,000	23,000,000	5,750,000	-	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.00)	$(0.00)	$0.25	$0.25	$(0.00)	$(0.00)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, the Company had not drawn on this loan.

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,050,000 as of September 30, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

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

At September 30,2022, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $1,265,000 and $786,060, respectively. At December 31, 2021, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $5,865,000 and $3,673,044, respectively.

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

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

Note 9 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$233,587,890	$-	$-	$233,587,890
Liabilities:
Warrant Liabilities:
Public Warrants	$1,265,000	$-	$-	$1,265,000
Private Placement Warrants	-	-	786,060	786,060
Total Warrant Liabilities	$1,265,000	$-	$786,060	$2,051,060

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Share Price	$9. 87	$9.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.94%	1.32%
Volatility	3.8%	8.1%
Term	6.01	5.78
Probability Weighted Fair Value of Warrants	$0.11	$0.51

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of December 31, 2021	$3,673,044
Change in fair value(1)	(2,886,984)
Fair value as of September 30, 2022	$786,060

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the three and nine months ended September 30, 2022 and 2021, there were no changes in the fair value of the conversion option liability. As of September 30, 2022 and December 31, 2021, the fair value of the conversion feature was di minimis.

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

Results of Operations

Our only activities from inception through September 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $174,151, which consisted of  operating expenses of $393,261 a change in fair value of the warrant liability of $559,380, and interest income related to the Trust Account of $1,126,792.

For the three months ended September 30, 2021, we had a net loss of $0, which consisted of formation and operating expenses of $0.

For the nine months ended September 30, 2022, we had a net income of $7,295,588, which consisted of  operating expenses of $1,475,574, a change in fair value of the warrant liability of $7,486,984, and interest income related to the Trust Account of $1,284,178.

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

As of September 30, 2022 and December 31, 2021, we had approximately $233,587,890 and $232,303,712 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $841,705 and $237,363 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. The outstanding balance under this loan is $1,050,000 as of September 30, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,050,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until April 13, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by April 13, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,050,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company has drawn $1,050,000 and $0 on this loan, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2021, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021, our Quarterly Reports on Form 10-Q for periods ended March 31, 2022 and June 30, 2022, except for the below:

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial Business Combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

● falling overall demand for goods and services, leading to reduced profitability;

● reduced credit availability;

● higher borrowing costs;

● reduced liquidity;

● volatility in credit, equity and foreign exchange markets; and

● bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial Business Combination, as well as leading to an increase in the number of public shareholders exercising redemption rights in connection therewith.

Recent volatility in capital markets may affect our ability to obtain financing for our initial Business Combination through sales of our ordinary shares or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial Business Combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial Business Combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As the new rules and amendments concerning SPACs, announced by the SEC on March 30, 2022 relate (the “SPAC Rule Proposals”), among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its Initial Public Offering registration statement. A company would then be required to complete its initial business combination no later than 24 months after the effective date of the Initial Public Offering registration statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the Initial Public Offering registration statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 13, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 13, 2023.

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

Learn CW Investment Corporation

Date: November 21, 2022	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: November 21, 2022	By:	/s/ Adam Fisher
Adam Fisher
President