Form 10-K
period 2022-12-31
Learn CW Investment Corp
filed 2023-04-18
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☒       No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $228,620,000.

As of April 17, 2023, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete the Business Combination (as defined herein);

•	our expectations around the performance of the prospective target business;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;

•	our potential ability to obtain additional financing to complete the Business Combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; the Company’s ability to continue as a going concern;

•	the Company’s ability to continue as a going concern;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

General

We are a blank check company incorporated on February 21, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. On October 13, 2021, we consummated our initial public offering (the “IPO”) of 23,000,000 units, which included the issuance of 3,000,000 units as a result of the underwriter’s full exercise of their over-allotment option (the “Units”), each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Shares”) and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with our sponsor, of an aggregate of 7,146,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,146,000. On October 7, 2021, our registration statement for our IPO was declared effective.

Following the closing of the IPO on October 13, 2021, a total of $232,300,000 ($10.10 per Public Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at a U.S. based trust account, with U.S. Bank National Association, acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (a) to modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the Company’s public shares if it does not complete the Business Combination by April 13, 2023 (or by October 13, 2023 if the period of time to consummate a business combination is extended) (such period, the “completion window”) or (b) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, or (iii) the redemption of the Company’s Public Shares if it is unable to complete a Business Combination within the completion window, subject to applicable law.

On April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account.

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

Business Strategy

Our business strategy is to identify and complete our Business Combination with a company that complements the experiences and skills of our management team and can benefit from their operational expertise. Our selection process will leverage our founders’ broad and deep relationship network, distinct industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our founders’ extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries, including:

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into the Business Combination with a target business that does not meet some or all of these criteria and guidelines, which are not meant to be exhaustive. However, we intend to seek to acquire businesses that we believe:

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

     These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into the Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to the Business Combination, which, as discussed in the prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

The Business Combination

We initially had until April 13, 2023 to consummate the Business Combination, with an automatic six-month extension if we have signed a definitive agreement with respect to the Business Combination within such 18-month period. However, on April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account. In connection with any such extension, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement, in order to extend the time available for us to consummate the Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $115,000 ($0.005 per share in either case) on or prior to the date of the applicable deadline, for each one month extension (up to an aggregate of $690,000, or $0.03 per share, if we extend for the full six months). Any such payments would be made in exchange for additional Private Placement Warrants to be issued by us to our sponsor or its affiliates or designees, as applicable, at a price of $1.00 per warrant (for a total of 690,000 if payments are made for six such extensions), which warrants will be identical to the Private Placement Warrants. We will only be able to extend the period of time to consummate the Business Combination by up to an additional five months. We will issue a press release announcing the extension at least three days prior to the applicable deadline. In addition, we will issue a press release the day after the applicable deadline, announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete the Business Combination, but our sponsor will not be obligated to extend such time.

The rules of the New York Stock Exchange (the “NYSE”_ require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust) at the time of our signing a definitive agreement in connection with the Business Combination. If our board of directors is not able to independently determine the fair market value of the Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the Securities and Exchange Commission (the “SEC”_ in connection with the Business Combination will include such opinion.

We anticipate structuring the Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure the Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the Business Combination could own less than a majority of our issued and outstanding shares subsequent to the Business Combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding the Business Combination without the prior consent of our sponsor. To the extent we effect the Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

The time required to select and evaluate a target business and to structure and complete the Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which the Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing the Business Combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete the Business Combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

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

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including CWAM and Learn Capital. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, or contractual obligations, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not believe that the fiduciary duties or contractual obligations of our founders, officers or directors will materially affect our ability to complete the Business Combination. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Furthermore, our sponsor, founders, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our founders, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete the Business Combination.

Redemption Rights for Public Stockholders upon Completion of the Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two (2) business days prior to the consummation of the Business Combination, including interest (net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to our warrants. Further, subject to the provisions of our Amended and Restated Memorandum and Articles of Association, we will not proceed with redeeming the Public Shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with the completion of the Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our sponsor with respect to any public shares held by them in connection with the completion of the Business Combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules. If we held a shareholder vote to approve the Business Combination, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

Submission of the Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of the Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the business combination.

If we seek shareholder approval, we will complete the Business Combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, Softbank, the sponsor investors and our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of the Business Combination. As a result, assuming Softbank and the sponsor investors continue to own the shares they have purchased, we would not need any additional shares to be voted in favor of a transaction, in order to have the Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination, or (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with the Business Combination or to redeem 100% of our public shares if we have not consummated an initial business combination by April 13, 2023 (or by October 13, 2023 if the period of time to consummate a business combination is extended) or (b) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity. On April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account.

Limitation on Redemption upon Completion of the Business Combination if We Seek Stockholder Approval

If we seek shareholder approval of the Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a public shareholder, other than Softbank, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO (the “Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability (other than Softbank) to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete the Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination.

Redemption of Public Shares and Liquidation if No Business Combination

Our Amended and Restated Memorandum and Articles of Association provide that we will have by April 13, 2023 (or by October 13, 2023 if the period of time to consummate a business combination is extended) to complete the Business Combination. On April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account.

If we do not complete the Business Combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Business Combination within the prescribed time period. Our Amended and Restated Memorandum and Articles of Association provide that, if we wind up for any other reason prior to the consummation of the Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten (10) business days thereafter, subject to applicable Cayman Islands law.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Public Shares (or shares of a new holding company) or for a combination of our Public Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups (“JOBS”) Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of the Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for the Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

 Facilities

We currently maintain our executive offices at 11755 Wilshire Blvd., Suite 2320, Los Angeles, California 90025. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers: Robert Hutter, Adam Fisher and Greg Mauro. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed the Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of the Business Combination.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations.

•
We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete the Business Combination even though a majority of our public shareholders do not support such a combination.

•
The requirement that we complete the Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete the Business Combination on terms that would produce value for our shareholders.

•
We may not be able to complete the Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•
If we seek shareholder approval of the Business Combination, our sponsor, Softbank, the sponsor investors, the initial shareholders, our directors, executive officers, advisors or their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
Our management may not be able to maintain control of a target business after the Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

•
If we pursue a target company with operations or opportunities outside of the United States for the Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

•
If we do not consummate the Business Combination by May 13, 2023 (or by October 13, 2023 if the period of time to consummate a business combination is extended), our public shareholders may be forced to wait beyond such applicable period before redemption from our Trust Account.

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

•
We are an emerging growth company and a smaller reporting company within th meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our seucirites less attractive to investor and may make it more difficult to compare our performance with other public companies.

•	The current economic downturn may lead to increased difficulty in completing our business combination.

•	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

•	Military conflict in Ukraine or elsewhere may lead to increased price volatility for public traded securities, which could make it difficult for us to consummate the Business Combination.

•	There is substantial doubt about our ability to continue as a “going concern.”

•
There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

•
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

•
We may reincorporate in another jurisdiction in connection with the Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

   For the complete list of risks relating to our operations, see the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 4, 2022, and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May, 20, 2022, August 22, 2022, and November 22, 2022, respectively.

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

Holders

On December 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our warrants, and 5 holders of record of our founder shares.

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

As described above under the heading “Business – General” in Part I of this report, on October 13, 2021, we consummated the Private Placement, with our sponsor and the Underwriters, of an aggregate of 7,146,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor, generating gross proceeds to the Company of $7,146,000. The Private Placement Warrants are substantially similar to the Public Warrants, except that if held by the Sponsor or its permitted transferees, they may be exercised for cash or on a cashless basis and subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Warrants Purchase Agreement. The issuances of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The sale of the private placement warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

On October 13, 2021, a total of $230,000,000 of the net proceeds from the IPO and the sale of the Private Placement Warrants were deposited in the Trust Account. The net proceeds deposited in the Trust Account remain on deposit in the Trust Account and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders,

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 2, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the media, entertainment and technology industries. Our Sponsor, Learn CW Investment Corporation, a Cayman Islands limited liability company. We intend to effectuate the Business Combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Our registration statement for our IPO was declared effective on October 7, 2021. On October 13, 2021, we consummated our IPO of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’s full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consisted of one Public Share and one-half of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,146,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to CWAM LC Sponsor, LLC (the “Sponsor”) generating gross proceeds of $7,146,000.

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

If we are unable to complete the Business Combination within the Combination Period or during any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our only activities from inception through December 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of the Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the year ended December 31, 2022, we had a net income of $9,891,490, which consisted of operating expenses of $1,802,357, a change in fair value of the warrant liability of $8,419,283, and interest income related to the Trust Account of $3,274,564.

For the period ended December 31, 2021, we had a net income of $9,486,606, which consisted of operating expenses of $453,467, a change in fair value of the warrant liability of $12,039,966, interest income of $3,712, transaction costs allocable to warrant liability of $781,595 and loss on issuance of private placement warrants of $1,322,010.

Liquidity, Capital Resources and Going Concern

On October 13, 2021, the Company consummated the Initial Public Offering of 20,000,000 units, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 7,146,000 Warrants at a price of $1.00 per Private Placement Warrant to its Sponsor, generating gross proceeds of $7,146,000. Simultaneously, the underwriters exercised the over-allotment option and purchased an additional 3,000,000 Over-Allotment Units, generating an aggregate of gross proceeds of $30,000,000.

Following the consummation of the Initial Public Offering on October 13, 2021, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $12,375,591 consisting of $2,446,000 of underwriting fees, $9,780,500 of deferred underwriting fees and $930,686 of other costs.

As of December 31, 2022 and 2021, we had approximately $235,578,275 and $232,303,712 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and 2021, we had cash of $748,857 and $237,363 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. The outstanding balance under this loan is $1,050,000 as of December 31, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company initially had until April 13, 2023, 18 months from the closing of the IPO, to consummate a Business Combination. On April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.  If a Business Combination is not consummated by May 13, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, the Company has drawn $1,050,000 and $0 on this loan, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to a material weakness in our internal control over financial reporting related to the warrant valuation and the recording of interest income earned on the trust account. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implement Section 404 of the Sarbanes-Oxley Act, our Principal Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Because of its inherent limitation, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities.

 This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Robert Hutter	51	Chief Executive Officer and Director
Adam Fisher	51	President and Director
Greg Mauro	53	Chief Operating Officer
Alan Howard	59	Director
Ellen Levy	53	Director
Peter Relan	60	Director
Daniel H. Stern	62	Director
Anuranjita Tewary	46	Director

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

Mr. Stern serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE, and our board of directors has determined that Mr. Stern qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of our independent auditor;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

•	the performance of our internal audit function; and

•	such other matters as are assigned to the committee by the board pursuant to its charter or as mandated under applicable laws, rules and regulations.

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

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. We also expect that customary management fees will be paid to an affiliate of our sponsor to manage the investments in the Trust Account. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the Business Combination.

After the completion of the Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Business Combination, although it is possible that some or all of our executive officers and directors may remain directors or negotiate employment or consulting arrangements to remain with us after the Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of the Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 17, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CWAM LC Sponsor LLC(4)	5,630,000	97.9%	770,000	3.35%
Robert Hutter(3)	5,630,000	97.9%	770,000	3.35%
Adam Fisher(4)	5,630,000	97.9%	770,000	3.35%
Greg Mauro	–	–	–	–
Alan Howard	–	–	–	–
Ellen Levy	30,000	*	–	–
Peter Relan	30,000	*	–	–
Daniel H. Stern	30,000	*	–	–
Anuranjita Tewary	30,000	*
All officers and directors as a group (five individuals)	5,750,000	100%	–	–
SB Northstar LP(5)	–	–	10,000,000	43.48%
SoftBank Group Corp.(5)	–	–	6,573,000	28.58%
SB Management Limited(5)	–	–	10,000,000	43.48%
Cantor Fitzgerald Securities	–	–	3,427,000	14.90%

*	Less than one percent.

(1)
Based on 28,750,000 ordinary shares outstanding as of March 30, 2022, including 23,000,000 Class A ordinary shares (including those Class A ordinary shares comprising a portion of a Unit) and 5,750,000 Class B ordinary shares. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Only holders of our Class B ordinary shares will have the right to elect all of our directors prior to the consummation of the Business Combination.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is 11755 Wilshire Blvd., Suite 2320, Los Angeles, California 90025.

(3)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination, or earlier at the option of the holder thereof.

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

Our initial shareholders will have the right to appoint all of our directors prior to the Business Combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to the Business Combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Amended and Restated Memorandum and Articles of Association and approval of significant corporate transactions including the Business Combination. Softbank and the sponsor investors purchased $100.0 million of units (or 10,000,000 units) and $7.7 million of units (or 770,000 units), respectively, in the IPO, which number of units in the aggregate equals approximately 37.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding after the closing of the IPO. Softbank is not affiliated with us, our sponsor or any of our officers and directors, and Softbank and the sponsor investors did not receive any Class B ordinary shares in connection with the IPO. Such number of units, together with Class B ordinary shares held by our initial shareholders, equals approximately 57.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding after the closing of the IPO.

Our sponsor has purchased an aggregate of 7,146,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant. If we do not complete the Business Combination by April 13, 2023 (or by October 13, 2023 if the period of time to consummate a business combination is extended), the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. Our sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO.

CWAM LC Sponsor LLC, our sponsor, and CWAM LLC and Learn Capital, LLC are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

       The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our initial shareholders, directors and officers. Pursuant to such letter agreement, our initial shareholders, directors and officers have agreed not to transfer, assign or sell (i) any of their founder shares until the earlier to occur of: (a) one year after the completion of the Business Combination; and (b) subsequent to the Business Combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (ii) any of their private placement warrants and the respective Class A ordinary shares underlying such warrants until thirty (30) days after the completion of the Business Combination. In addition, Softbank and the sponsor investors have expressed an interest in entering into letter agreements with us pursuant to which they would agree to not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from the date of the prospectus. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor or their affiliates, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of that is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization, (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual, (d) in the case of an individual, pursuant to a qualified domestic relations order, (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the applicable securities were originally purchased, (f) by virtue of the laws of the State of Delaware or the limited liability company agreement of our sponsor upon dissolution of the sponsor, (g) in the event of the company’s liquidation prior to the completion of a business combination, (h) to the company for no value for cancellation in connection with the consummation of the Business Combination, or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of the Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

     The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Our sponsor has purchased an aggregate of 7,146,000 private placement warrants. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete the Business Combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After the Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider the Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Softbank and the sponsor investors have also entered into letter agreements with us pursuant to which they have agreed to (a) vote all of their public shares purchased during or after the IPO in favor of the Business Combination on terms substantially identical to those agreed to by the initial shareholders with respect to the initial shareholder’s voting agreement and (b) not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from October 7, 2021, this transfer restriction period elapsed on December 6, 2021. Softbank and the sponsor investors are entitled to cast approximately 37.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding.

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

Director Independence

We will be a “controlled company” within the meaning of the NYSE rules prior to the consummation of the Business Combination. As a controlled company, we will not be required to comply with the NYSE rules that require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Dr. Levy, Mr. Stern, Mr. Relan and Dr. Tewary are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Pursuant to NYSE’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on NYSE for a majority of our board of directors to be independent. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered in 2022 and 2021:

Type of Fee	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$130,810	$93,010
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Item 16.	Form 10-K Summary.

Not applicable.

LEARN CW INVESTMENT CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) Through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Learn CW Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying -balance sheets of Learn CW Investment Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.  Further, if the Company does not complete a business combination by  May 13, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
April 17, 2023

LEARN CW INVESTMENT CORPORATION
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current
Cash	$748,857	$237,363
Prepaid expenses - current	581,408	707,695
Total current assets	1,330,265	945,058
Assets Held in Trust	235,578,275	232,303,712
Prepaid expenses – non-current	—	566,157
Total assets	$236,908,540	$233,814,927

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,041,776	$470,368
Total current liabilities	1,041,776	470,368
Deferred Underwriter’s Fee Payable	9,780,500	9,780,500
Convertible Promissory Note – Related Party	1,050,000	—
Warrant Liability	1,118,760	9,538,044
Total liabilities	12,991,036	19,788,912
COMMITMENTS & CONTINGENCIES (NOTE 6)
Class A ordinary shares; 23,000,000 shares at redemption value	235,578,275	232,300,000

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2022 and 2021	575	575
Additional paid in capital	—	—
Accumulated Deficit	(11,661,346)	(18,274,560)
Total Shareholders’ Deficit	(11,660,771)	(18,273,985)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$236,908,540	$233,814,927

See accompanying notes to the financial statements.

LEARN CW INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Formation costs and other operating expenses	$1,802,357	$453,467
Loss from operations	(1,802,357)	(453,467)
Other Income (Expense):
Interest income	3,274,564	3,712
Transaction costs allocable to warrant liability	—	(781,595)
Loss on Issuance of Private Placement Warrants	—	(1,322,010)
Change in fair value of warrant liability	8,419,283	12,039,966
Net income	$9,891,490	$9,486,606
Weighted average shares outstanding of Class A ordinary shares	23,000,000	5,525,526
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.84
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.34	$0.84

See accompanying notes to the financial statements.

LEARN CW INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class B Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance – January 1, 2022	5,750,000	$575	$-	$(18,274,560)	$(18,273,985)
Accretion of Class A shares subject to possible redemption	-	-	-	(3,278,276)	(3,278,276)
Net income	-	-	-	9,891,490	9,891,490
Balance – December 31, 2022	5,750,000	$575	$-	$(11,661,346)	$(11,660,771)

FOR THE PERIOD FROM FEBRUARY 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - February 2, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares subject to possible redemption	—	—	(24,425)	(27,761,166)	(27,785,591)
Net income	—	—	—	9,486,606	9,486,606
Balance – December 31, 2021	5,750,000	$575	$—	$(18,274,560)	$(18,273,985)

See accompanying notes to the financial statements.

LEARN CW INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from February 2, 2021 (inception) through December 31, 2021
Cash flow from operating activities:
Net income	$9,891,490	$9,486,606
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,419,283)	(12,039,966)
Loss on issuance of private warrants	—	1,322,010
Transaction costs associated with issuance of warrants	—	781,595
Interest earned on marketable securities held in Trust Account	(3,274,564)	(3,712)
Changes in operating assets and liabilities:
Prepaid expenses	692,444	(1,273,852)
Accounts payable and accrued expenses	571,407	196,929
Net cash used in operating activities	$(538,506)	$(1,530,390)

Cash flow from investing activities:
Investment of cash in Trust Account	—	(232,300,000)
Net cash used in investing activities	$—	$(232,300,000)

Cash flows from financing activities:
Proceeds from sale of Initial Public Offering Units, net of underwriting fees	—	227,554,000
Proceeds from sale of private placement warrants	—	7,146,000
Proceeds from promissory note - related party	—	300,000
Proceeds from convertible promissory note – related party	1,050,000	—
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(632,247)
Net cash provided by financing activities	$1,050,000	$234,067,753
Net change in cash	511,494	237,363
Cash at the beginning of the period	237,363	—
Cash at the end of the period	$748,857	$237,363
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued expenses	$—	$273,439
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Accretion of Class A ordinary shares subject to possible redemption	$3,278,276	$—
Deferred underwriting fee payable	$—	$9,780,500
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$21,578,010

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period February 2, 2021 (inception) through December 31, 2022, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on October 13, 2021, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had approximately $235,578,275 cash held in the Trust Account and $748,857 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs has been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). During 2021 and prior to the Initial Public Offering, the Company drew $300,000 on the Note, which it paid in October 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000 from the Sponsor under the Working Capital Loan arrangement. During the year ended December 31, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company initially had until April 13, 2023 to consummate the proposed Business Combination. However, on April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 13, 2023.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustment relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $748,857 and $237,363, respectively, and no cash equivalents as of  December 31, 2022 and 2021.

Cash Held in Trust Account

At December 31, 2022 and 2021, all of the assets held in the Trust Account were invested in cash accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$232,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Class A ordinary shares issuance costs	(12,375,591)
Plus:
Accretion of carrying value to redemption value	27,785,591
Class A ordinary shares subject to possible redemption as of December 31, 2021	$232,300,000
Plus:
Accretion of carrying value to redemption value	3,278,275
Class A ordinary shares subject to possible redemption as of December 31, 2022	$235,578,275

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ deficit or the statements of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statements of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the year ended December 31, 2022.

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

A reconciliation of net income per ordinary share is as follows:

	For the year ended December 31, 2022		For the Period from February 2, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income, as adjusted	$7,913,192	$1,978,298	$4,648,873	$4,837,733
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	5,525,526	5,750,000
Basic and diluted net income per ordinary share	$0.34	$0.34	$0.84	$0.84

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,050,000 as of December 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

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

Softbank and Sponsor Investors Investment

A fund managed by SB Management Limited, a 100% directly owned subsidiary of SoftBank Group Corp., and certain members of our sponsor, in the aggregate, have purchased $100.0 million of units (or 10,000,000 units) and $7.7 million of units (or 770,000 units), respectively, in this offering, and we agreed to direct the underwriter to sell Softbank and the sponsor investors such number of units, which number of units in the aggregate equals approximately 37.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. Such number of units, together with Class B ordinary shares held by our initial shareholders, equals approximately 57.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. The underwriter is entitled to an underwriting discount of $0.35 per unit for every unit purchased by Softbank, the payment of which has been deferred and will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriter did not receive any underwritten discount for any unit purchased by the sponsor investors. Softbank and the sponsor investors entered into a letter agreement with us pursuant to which they would agree (a) to vote all of their public shares purchased during or after this offering in favor of the Business Combination on terms substantially identical to those agreed to by the initial shareholders with respect to the initial Shareholders’ voting arrangement and (b) not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from the date of the Offering.

As Softbank has purchased such units in this offering, if they vote them in favor of the Business Combination, it is possible that no votes from other public shareholders would be required to approve the Business Combination, depending on the number of shares that are present at the meeting to approve such transaction.

NOTE 7. WARRANT LIABILITY

The Company accounted for the 18,646,000 warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The warrants are also subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

At December 31, 2022, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $1,265,000 and $786,060, respectively. At December 31, 2021, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $5,865,000 and $3,673,044, respectively.

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

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preference shares. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. At December 31, 2022 and 2021, there were zero shares of Class A ordinary share issued or outstanding, (excluding 23,000,000 Class A shares subject to possible redemption).

Class B Ordinary Share — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2022:	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$235,578,275	$—	$—	$235,578,275
Liabilities:
Warrant Liabilities:
Public Warrants	$690,000	$—	$—	$690,000
Private Placement Warrants	—	—	428,760	428,760
Total Warrant Liabilities	$690,000	$—	$428,760	$1,118,760

December 31, 2021:	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$232,303,712	$—	$—	$232,303,712
Liabilities:
Warrant Liabilities:
Public Warrants	$5,865,000	$—	$—	$5,865,000
Private Placement Warrants	—	—	3,673,044	3,673,044
Total Warrant Liabilities	$5,865,000	$—	$3,673,044	$9,538,044

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on December 31, 2022 and 2021:

Input	December 31, 2022	December 31, 2021
Share Price	$10.10	$9.99
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.91%	1.32%
Volatility	4.5%	8.1%
Term	5.29	5.78
Probability Weighted Fair Value of Warrants	$0.06	$0.51

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$3,673,044
Change in valuation inputs or other assumptions (1)	(3,244,284)
Fair value as of December 31, 2022	$428,760

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statements of Operations.

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the year ended December 31, 2022, there were no changes in the fair value of the conversion option liability. As of December 31, 2022, the fair value of the conversion feature was di minimis.

NOTE 11. SUBSEQUENT EVENTS

On January 13, 2023, we received a notification from the NYSE informing we, because the number of public stockholders is less than 300, are not in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires us to maintain a minimum of 300 public stockholders on a continuous basis. The NYSE notification letter specified that we had 45 days to submit a plan that demonstrates how the we expect to return to compliance with the Listing Rule within 18 months of receipt of the notice.  Following receipt of the notification letter, we submitted such a plan to the Listing Operation Committee of the NYSE and such compliance plan was subsequently accepted. As a result, the Company remains subject to quarterly monitoring by the NYSE for compliance with the plan.

On April 13, 2023, we extended the period of time to consummate the Business Combination by one month, from April 13, 2023 to May 13, 2023. In connection with such extension, an aggregate of $115,000 was deposited in the Trust Account.

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

April 17, 2023		Learn CW Investment Corporation
	By:	/s/ Robert Hutter
Name: Robert Hutter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer and
/s/ Robert Hutter	Director (Principal Executive, Financial and Accounting Officer)	April 17, 2023
Robert Hutter

/s/ Adam Fisher	President	April 17, 2023
Adam Fisher

/s/ Alan Howard	Director	April 17, 2023
Alan Howard

/s/ Ellen Levy	Director	April 17, 2023
Ellen Levy

/s/ Peter Relan	Director	April 17, 2023
Peter Relan

/s/ Daniel H. Stern	Director	April 17, 2023
Daniel H. Stern

/s/ Anuranjita Tewary	Director	April 17, 2023
Anuranjita Tewary