Form 10-Q
period 2023-03-31
Learn CW Investment Corp
filed 2023-05-22
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$606,414	$748,857
Prepaid Expenses	468,234	581,408
Total Current Assets	1,074,648	1,330,265

Assets Held in Trust	238,039,199	235,578,275
Total Assets	$239,113,847	$236,908,540

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,139,204	$1,041,776
Total Current Liabilities	1,139,204	1,041,776

Deferred Underwriter’s Fee Payable	9,780,500	9,780,500
Convertible Note – Related Party	1,050,000	1,050,000
Warrant Liability	372,920	1,118,760
Total Liabilities	12,342,624	12,991,036

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares; 23,000,000 shares at redemption value	238,039,199	235,578,275

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	575	575
Additional paid in capital	—	—
Accumulated deficit	(11,268,551)	(11,661,346)
Total Shareholders’ Deficit	(11,267,976)	(11,660,771)
Total Liabilities and Shareholders’ Deficit	$239,113,847	$236,908,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Formation costs and other operating expenses	$353,045	$571,424
Loss from Operations	$(353,045)	$(571,424)

Other income:
Interest income	2,460,924	3,444
Change in fair value of warrant liability	745,840	3,757,784
Net Income	$2,853,719	$3,189,804

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.11
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

			Additional
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	5,750,000	$575	$-	$(11,661,346)	$(11,660,771)
Accretion of Class A shares to redemption value	-	-	-	(2,460,924)	(2,460,924)
Net income	-	-	-	2,853,719	2,853,719
Balance – March 31, 2023	5,750,000	$575	$-	$(11,268,551)	$(11,267,976)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

			Additional
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,750,000	$575	$-	$(18,274,560)	$(18,273,985)
Net income	-	-	-	3,189,804	3,189,804
Balance – March 31, 2022	5,750,000	$575	$-	$(15,084,756)	$(15,084,181)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$2,853,719	$3,189,804
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,460,924)	(3,444)
Change in fair value of warrant liabilities	(745,840)	(3,757,784)
Changes in operating assets and liabilities:
Prepaid expenses	113,174	197,090
Accounts payable and accrued expenses	97,428	142,035
Net cash used in operating activities	(142,443)	(232,299)

Net Change in Cash	(142,443)	(232,299)
Cash – Beginning of the period	748,857	237,363
Cash – End of the period	$606,414	$5,064

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$2,460,924	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023 and December 31, 2022, the Company had cash of $606,414 and $748,857 held outside of the Trust Account, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). During 2021 and prior to the Initial Public Offering, the Company drew $300,000 on the Note, which it paid in October 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000 from the Sponsor under the Working Capital Loan arrangement. During the period ended March 31, 2023, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 13, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 13, 2023.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for condensed interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 18, 2023. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $606,414 and $748,857 of cash as of March 31, 2023 and December 31, 2022, respectively, and had no cash equivalents.

Assets Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were invested in U.S. based money market accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	232,300,000
Accretion of carrying value to redemption value	3,278,275
Class A ordinary shares subject to possible redemption, December 31, 2022	$235,578,275
Accretion of carrying value to redemption value	2,460,924
Class A ordinary shares subject to possible redemption, March 31, 2023	$238,039,199

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statements of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the three months ended March 31, 2023.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well Warrants potentially issuable upon conversion of the Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

A reconciliation of net income per ordinary share is as follows:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,282,974	$570,744	$2,551,843	$637,961
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.11	$0.11

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,050,000 as of March 31, 2023 and December 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

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

At March 31, 2023, there were 11,500,000 public warrants and 7,146,000 private placement warrants outstanding with a fair value of $230,000 and $142,920, respectively. At December 31, 2022, there were 11,500,000 public warrants and 7,146,000 private placement warrants outstanding with a fair value of $690,000 and $428,760, respectively.

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

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

Note 9 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$238,039,199	$-	$-	$238,039,199
Liabilities:
Warrant Liabilities:
Public Warrants	$230,000	$-	$-	$230,000
Private Placement Warrants	-	-	142,920	142,920
Total Warrant Liabilities	$230,000	$-	$142,920	$372,920

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$235,578,275	$-	$-	$235,578,275
Liabilities:
Warrant Liabilities:
Public Warrants	$690,000	$-	$-	$690,000
Private Placement Warrants	-	-	428,760	428,760
Total Warrant Liabilities	$690,000	$-	$428,760	$1,118,760

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on March 31, 2023 and December 31, 2022:

Input	March 31, 2023	December 31, 2022
Share Price	$10.27	$10.10
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.52%	3.91%
Volatility	2.0%	4.5%
Term	5.54	5.29
Probability Weighted Fair Value of Warrants	$0.02	$0.06

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of December 31, 2022	$428,760
Change in fair value(1)	(285,840)
Fair value as of March 31, 2023	$142,920

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the three months ended March 31, 2023 and 2022, there were no changes in the fair value of the conversion option liability. As of March 31, 2023 and December 31, 2022, the fair value of the conversion feature was di minimis.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from inception through March 31, 2023, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2023, we had a net income of $2,853,719, which consisted of operating expenses of $353,045, a change in fair value of the warrant liability of $745,840, and interest income related to the Trust Account of $2,460,924.

For the three months ended March 31, 2022, we had a net income of $3,189,804, which consisted of operating expenses of $571,424, a change in fair value of the warrant liability of $3,757,784, and interest income related to the trust account of $3,444.

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

As of March 31, 2023 and December 31, 2022, we had approximately $238,039,199 and $235,578,275 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022,  we had cash of $606,414 and $748,857 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. The outstanding balance under this loan is $1,050,000 as of March 31, 2023 and December 31, 2022. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,050,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 13, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 13, 2023 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,050,00 as of March 31, 2023 and December 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to a material weakness in our internal control over financial reporting related to the warrant valuation and the recording of interest income earned on the trust account. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement on Form S-1 (File No. 333-254820) filed in connection with our IPO and our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Learn CW Investment Corporation

Date: May 22, 2023	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: May 22, 2023	By:	/s/ Adam Fisher
Adam Fisher
President