Form 10-Q
period 2023-09-30
Learn CW Investment Corp
filed 2023-12-01
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of December 1, 2023, there were 9,338,421 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$31,636	$748,857
Prepaid Expenses	71,886	581,408
Total Current Assets	103,522	1,330,265

Assets Held in Trust	245,076,817	235,578,275
Total Assets	$245,180,339	$236,908,540

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,923,095	$1,041,776
Total Current Liabilities	2,923,095	1,041,776

Deferred underwriter’s fee payable	—	9,780,500
Convertible Note – related party	1,278,000	1,050,000
Warrant liability	559,380	1,118,760
Total Liabilities	4,760,475	12,991,036

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares; 23,000,000 shares at redemption value	245,076,817	235,578,275

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	575	575
Additional paid in capital	—	—
Accumulated deficit	(4,657,528)	(11,661,346)
Total Shareholders’ Deficit	(4,656,953)	(11,660,771)
Total Liabilities and Shareholders’ Deficit	$245,180,339	$236,908,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation costs and other operating expenses	$1,865,316	$393,261	$2,646,437	$1,475,574
Loss from operations	(1,865,316)	(393,261)	(2,646,437)	(1,475,574)
Other income (expense):

Interest income on trust account	3,603,790	1,126,792	8,808,542	1,284,178
Interest income on cash account	—	—	375	—
Gain on settlement of deferred underwriting fees	556,743	—	556,743	—
Change in fair value of warrant liability	—	(559,380)	559,380	7,486,984
Net income	$2,295,217	$174,151	$7,278,603	$7,295,588
Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.01	$0.25	$0.25
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.01	$0.25	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(UNAUDITED)

			Additional
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	5,750,000	$575	$-	$(11,661,346)	$(11,660,771)
Accretion of Class A shares to redemption value	-	-	-	(2,460,924)	(2,460,924)
Net income	-	-	-	2,853,719	2,853,719
Balance – March 31, 2023	5,750,000	$575	$-	$(11,268,551)	$(11,267,976)
Accretion of Class A shares to redemption value	-	-	-	(2,743,828)	(2,743,828)
Net income	-	-	-	2,129,667	2,129,667
Balance – June 30, 2023	5,750,000	$575	$-	$(11,882,712)	$(11,882,137)
Accretion of Class A shares to redemption value	-	-	-	(4,293,790)	(4,293,790)
Gain on settlement of underwriting fees	-	-	-	9,223,757	9,223,757
Net income	-	-	-	2,295,217	2,295,217
Balance – September 30, 2023	5,750,000	$575	$-	$(4,657,528)	$(4,656,953)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

			Additional
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	5,750,000	$575	$-	$(18,274,560)	$(18,273,985)
Net income	-	-	-	3,189,804	3,189,804
Balance – March 31, 2022	5,750,000	$575	$-	$(15,084,756)	$(15,084,181)
Accretion of Class A shares to redemption value	-	-	-	(161,098)	(161,098)
Net income	-	-	-	3,931,633	3,931,633
Balance – June 30, 2022	5,750,000	$575	$-	$(11,314,221)	$(11,313,646)
Accretion of Class A shares to redemption value	-	-	-	(1,126,792)	(1,126,792)
Net income	-	-	-	174,151	174,151
Balance – September 30, 2022	5,750,000	$575	$-	$(12,266,862)	$(12,266,287)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$7,278,603	$7,295,588
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,808,542)	(1,284,178)
Change in fair value of warrant liabilities	(559,380)	(7,486,984)
Gain on settlement of deferred underwriting fees	(556,743)	—
Changes in operating assets and liabilities:
Prepaid expenses	509,522	494,271
Accounts payable and accrued expenses	1,881,319	535,645
Net cash used in operating activities	(255,221)	(445,658)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	$(690,000)	$—
Net cash used in investing activities	(690,000)	—

Cash Flows from Financing Activities:
Proceeds from convertible note – related party	$228,000	$1,050,000
Net cash provided by financing activities	228,000	1,050,000

Net Change in Cash	(717,221)	604,342
Cash – Beginning of the period	748,857	237,363
Cash – End of the period	$31,636	$841,705

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$9,498,542	$1,287,890
Gain on settlement of underwriting fees	9,223,757	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2023
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

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange (the “NYSE”) rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that $10.10 per Unit sold in the Proposed Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its holders of the outstanding Class A ordinary shares  (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company will not redeem Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Class A ordinary shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Class A ordinary shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, other than SoftBank Group Corp. (“Softbank”) (see Note 6), together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Class A ordinary shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Class A ordinary shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Class A ordinary shares.

On October 11, 2023, the Public Shareholders of the Company held an extraordinary general meeting (the “Meeting”) to approve a proposal to (i) amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend to the date by which the Company must consummate an initial business combination (the ‘Extension Amendment Proposal”) from October 13, 2023 to October 13, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve (12) times by an additional one month each time (as extended, the “Extended Date”), unless the closing of an initial business combination has occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension period the lesser of (x) $150,000 or (y) $0.03 per Public Share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Business Combination has occurred, which may be made in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination, (ii) amend the Charter to permit the issuance of Class A ordinary shares to holders of the Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis, at any time and from time to time, prior to the closing of an initial business combination (the “Founder Share Amendment Proposal”), and (iii) amend the Charter to eliminate the limitation that the Company may not redeem Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”). At the Meeting, the Public Shareholders approved the Extension Amendment Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal.

In connection with the Meeting, shareholders holding 13,661,579 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $145.2 million (approximately $10.63 per share) was removed from the Trust Account to pay such holders.

If the Company has not completed a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Class A ordinary shares, such Class A ordinary shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had cash of $31,636 and $748,857 held outside of the Trust Account, respectively. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). During 2021 and prior to the Initial Public Offering, the Company drew $300,000 on the Note, which it paid in October 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000 from the Sponsor under the Working Capital Loan arrangement. During the period ended September 30, 2023, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Extended Date to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 13, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by the Extended Date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 18, 2023. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ended December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $31,636 and $748,857 of cash as of September 30, 2023 and December 31, 2022, respectively, and had no cash equivalents.

Assets Held in Trust Account

At September 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were invested in U.S. based money market accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the Balance Sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$232,300,000
Accretion of carrying value to redemption value	3,278,275
Class A ordinary shares subject to possible redemption, December 31, 2022	$235,578,275
Accretion of carrying value to redemption value	9,498,542
Class A ordinary shares subject to possible redemption as of September 30, 2023	$245,076,817

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statements of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the nine months ended September 30, 2023.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.” The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well Warrants potentially issuable upon conversion of the Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,836,174	$459,043	$5,822,882	$1,455,721	$139,321	$34,830	$5,836,470	$1,459,118
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.25	$0.25	$0.01	$0.01	$0.25	$0.25

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the date of issuance and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for the conversion features in convertible notes under ASC Topic 815. However, if a conversion feature meets the criteria of the scope exception, then it will not be bifurcated.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470—20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s condensed financial statements.

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,278,000 and $1,050,000 as of September 30, 2023 and December 31, 2022, respectively. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of September 30, 2023 and December 31, 2022, the amount was determined to be de minimis.

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

Effective as of September 1, 2023, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commissions in the amount of $9,780,500, which was recorded as a gain on settlement of underwriter fees on the statement of shareholders’ deficit for the three and nine months ended September 30, 2023 for $9,223,757, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the condensed statements of operations of $556,743 was recorded for the three and nine months ended September 30, 2023.

Softbank and Sponsor Investors Investment

A fund managed by SB Management Limited, a 100% directly owned subsidiary of SoftBank and certain members of our sponsor, in the aggregate, have purchased $100.0 million of units (or 10,000,000 units) and $7.7 million of units (or 770,000 units), respectively, in the Initial Public Offering, and we agreed to direct the underwriter to sell Softbank and the sponsor investors such number of units, which number of units in the aggregate equals approximately 37.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. Such number of units, together with Class B ordinary shares held by our initial shareholders, equals approximately 57.5% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding. The underwriter is entitled to an underwriting discount of $0.35 per unit for every unit purchased by Softbank, the payment of which has been deferred and will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriter did not receive any underwritten discount for any unit purchased by the sponsor investors. Softbank and the sponsor investors entered into a letter agreement with us pursuant to which they would agree (a) to vote all of their public shares purchased during or after the Initial Public Offering in favor of our initial Business Combination on terms substantially identical to those agreed to by the initial shareholders with respect to the initial shareholders’ voting arrangement and (b) not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from the date of the Initial Public Offering.

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

At September 30, 2023, there were 11,500,000 public warrants and 7,146,000 private placement warrants outstanding with a fair value of $345,000 and $214,380, respectively. At December 31, 2022, there were 11,500,000 public warrants and 7,146,000 private placement warrants outstanding with a fair value of $690,000 and $428,760, respectively.

The Company accounts for the 11,500,000 warrants issued in connection with the Initial Public Offering and the 7,146,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary share in the Business Combination is payable in the form of ordinary equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary share consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary share as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the Balance Sheets.

Note 9 – Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$245,076,817	$-	$-	$245,076,817
Liabilities:
Warrant Liabilities:
Public Warrants	$345,000	$-	$-	$345,000
Private Placement Warrants	-	-	214,380	214,380
Total Warrant Liabilities	$345,000	$-	$214,380	$559,380

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

The key inputs into the Monte Carlo Simulation Model for the Private Placement Warrants were as follows on September 30, 2023 and December 31, 2022:

Input	September 30, 2023	December 31, 2022
Share Price	$10.66	$10.10
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.50%	3.91%
Volatility	7.4%	4.5%
Term	6.04	5.29
Probability Weighted Fair Value of Warrants	$0.03	$0.06

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2022	$428,760
Change in fair value	(285,840)
Fair value as of March 31, 2023	$142,920
Change in fair value	71,460
Fair value as of June 30, 2023	$214,380
Change in fair value	-
Fair value as of September 30, 2023	$214,380

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the nine months ended September 30, 2023 and 2022, there were no changes in the fair value of the conversion option liability. As of September 30, 2023 and December 31, 2022, the fair value of the conversion feature was di minimis.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were issued and determined that there were no significant unrecognized events through that date other than those noted below.

At the Meeting, the Public Shareholders approved the Extension Amendment Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal.

In connection with the Meeting, shareholders holding 13,661,579 Class A ordinary shares  (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $145.2 million (approximately $10.63 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 9,338,421 Class A ordinary shares outstanding.

On October 24, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Learn SPAC HoldCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of Learn CW (“Holdco”), LCW Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“LCW Merger Sub”), and Innventure Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdco (“Innventure Merger Sub”) and Innventure LLC, a Delaware limited liability company (“Innventure”). Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Innventure Business Combination” and, together with the other transactions contemplated thereby, the “Transactions”), pursuant to which, among other things,  (i) LCW Merger Sub will merge with and into the Company (the “LCW Merger”), with the Company being the surviving company, and (ii) Innventure Merger Sub will merge with and into Innventure (the “Innventure Merger” and together with the LCW Merger, the “Mergers”), with Innventure being the surviving company. Following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Transactions, Holdco is expected to change its name to Innventure, Inc, and its common stock, par value $0.0001, is expected to list on either the NYSE or NASDAQ.

Innventure founds, funds, operates, and rapidly scales companies in strategic collaboration with Multinational Corporations (“MNCs”) to commercialize breakthrough technology solutions. Innventure has launched and built three companies since inception: PureCycle Technologies, Inc. (Nasdaq: “PCT”), whose technology converts recycled polypropylene into a renewable resource through its unique purification process; AeroFlexx, whose technology utilizes flexible film to create a package for liquid products that uses up to 85% less virgin plastic versus traditional rigid bottles; and Accelsius, whose technology utilizes liquid cooling technology designed to meet the rising demand for efficient cooling systems in datacenters and telecommunication systems.

The consummation of the proposed Innventure Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated wit the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form S-4 that will be filed with the SEC relating to our proposed Innventure Business Combination.

On October 13, 2023 and November 13, 2023 the Company deposited $150,000 into the Trust Account in order to effect two of the twelve one month extensions of the Extended Date, which extended the deadline to consummate the Business Combination to December 13, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our registration statement for our Initial Public Offering was declared effective on October 13, 2021. On October 13, 2021, we consummated our Initial Public Offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriter’s full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consisted of one Public Share and one-half of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,146,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $7,146,000.

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

Recent Developments

On October 13, 2023, the Company announced that the Company’s shareholders voted in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Charter”) to, amongst other things, extended the date by which the Company must consummate an initial Business Combination from October 13, 2023 to October 13, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month. The Company also announced that $150,000 was deposited on October 13, 2023 and November 13, 2023, respectively, into the Trust Account to extend the period of time the Company has to consummate its initial business combination within the amended terms of the Charter.

Furthermore, shareholders holding 13,661,579 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $145.2 million (approximately $10.63 per share) was removed from the Trust Account to pay such holders.

On October 24, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Learn SPAC Holdco, Inc., a Delaware corporation and direct, wholly owned subsidiary of Learn CW (“Holdco”), LCW Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“LCW Merger Sub”), and Innventure Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdco (“Innventure Merger Sub”) and Innventure LLC, a Delaware limited liability company (“Innventure”). Innventure founds, funds, operates, and rapidly scales companies in strategic collaboration with Multinational Corporations (“MNCs”) to commercialize breakthrough technology solutions. Innventure has launched and built three companies since inception: PureCycle Technologies, Inc. (Nasdaq: “PCT”), whose technology converts recycled polypropylene into a renewable resource through its unique purification process; AeroFlexx, whose technology utilizes flexible film to create a package for liquid products that uses up to 85% less virgin plastic versus traditional rigid bottles; and Accelsius, whose technology utilizes liquid cooling technology designed to meet the rising demand for efficient cooling systems in datacenters and telecommunication systems.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Innventure Business Combination” and, together with the other transactions contemplated by thereby, the “Transactions”), pursuant to which, among other things, (i) LCW Merger Sub will merge with and into the Company (the “LCW Merger”), with the Company being the surviving company, and (ii) Innventure Merger Sub will merge with and into Innventure (the “Innventure Merger” and together with the LCW Merger, the “Mergers”), with Innventure being the surviving company. Following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Transactions, Holdco is expected to change its name to Innventure, Inc, and its common stock, par value $0.0001, is expected to list on either the NYSE or NASDAQ.

The Innventure Business Combination is expected to be consummated after the required approval by the shareholders of the Company and the satisfaction of certain other conditions set forth in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Innventure Business Combination, see our Current Report on Form 8-K filed with the SEC on October 24, 2023. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions.

Results of Operations

Our only activities from inception through September 30, 2023, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2023, we had a net income of $2,295,217, which consisted of interest income related to the Trust Account of $3,603,790 and gain on settlement of deferred underwriting fees of $556,743 offset by operating expenses of $1,865,316.

For the nine months ended September 30, 2023, we had a net income of $7,278,603, which consisted of interest income related to the Trust Account of $8,808,542 and interest income on cash account of $375, change in fair value of the warrant liability of $559,380 and gain on settlement of deferred underwriting fees of $556,743, offset by operating expenses of $2,646,437.

For the three months ended September 30, 2022, we had a net income of $174,151, which consisted of interest income related to the Trust Account of $1,126,792 offset by operating expenses of $393,261 and change in fair value of the warrant liability of $559,380.

For the nine months ended September 30, 2022, we had a net income of $7,295,588, which consisted of a change in fair value of the warrant liability of $7,486,984 and interest income related to the Trust Account of $1,284,178 offset by formation and operating expenses of $1,475,574.

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

As of September 30, 2023 and December 31, 2022, we had approximately $245,076,817 and $235,578,275 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account may be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2023 and December 31, 2022, we had cash of $31,636 and $748,857 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. The outstanding balance under this loan is $1,278,000 and $1,050,000 as of September 30, 2023 and December 31, 2022, respectively. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,050,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company has until December 13, 2023 (or as extended), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 13, 2023 (or as extended) and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,278,000 and $1,050,000 as of September 30, 2023 and December 31, 2022, respectively. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Effective as of September 1, 2023, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commissions in the amount of $9,780,500, which the Company has recorded as a gain on settlement of underwriter fees on the condensed statement of changes in shareholders’ deficit for the three and nine months ended September 30, 2023 for $9,223,757, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the condensed statement of operations of $556,743 was recorded for the three and nine months ended September 30, 2023.

Softbank and Sponsor Investors Investment

A fund managed by SB Management Limited, a 100% directly owned subsidiary of SoftBank Group Corp., and certain members of our sponsor, in the aggregate, have purchased $100.0 million units (or 10,000,000 units) and $7.7 million units (or 770,000 units), respectively, in the Initial Public Offering. The underwriter is entitled to an underwriting discount of $0.35 per unit for every unit purchased by Softbank, the payment of which has been deferred and will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriter has not received any underwritten discount for any unit purchased by the sponsor investors.

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

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

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

Recent Accounting Standards

“In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to a material weakness in our internal control over financial reporting related to the warrant valuation and the recording of interest income earned on the Trust Account. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
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

Learn CW Investment Corporation

Date: December 1, 2023	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: December 1, 2023	By:	/s/ Adam Fisher
Adam Fisher
President