Form 10-K
period 2023-12-31
Learn CW Investment Corp
filed 2024-04-04
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Yes   ☒       No ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $241,040,000.

As of April 2, 2024, there were 9,338,421 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete the Business Combination (as defined herein), including our recently announced proposed business combination with Innventure LLC (“Innventure”);

•	our expectations around the performance of the prospective target business;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;

•	our potential ability to obtain additional financing to complete the Business Combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the Russia/Ukraine conflict, the ongoing conflicts in the Middle East, adverse changes in general economic industry and competitive conditions, adverse changes in government regulation or prevailing market interest rates and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined herein) or available to us from interest income on the Trust Account balance;

•	the Company’s ability to continue as a going concern;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed with the SEC by Learn SPAC HoldCo, Inc. (“Holdco”) on January 26, 2024, relating to our proposed business combination with Innventure (the “Innventure Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Learn CW Investment Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CWAM LC Sponsor, LLC. References to “founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “initial stockholders” are to holders of our founder shares prior to our initial public offering.

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

Following the closing of the IPO on October 13, 2021, a total of $230,000,000 ($10.00 per Public Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at a U.S. based trust account, with U.S. Bank National Association, acting as trustee.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (a) to modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the Company’s public shares if it does not complete the Business Combination by October 13, 2024 (such period, the “completion window”) or (b) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, or (iii) the redemption of the Company’s Public Shares if it is unable to complete a Business Combination within the completion window, subject to applicable law.

On October 13, 2023, the Company announced that the Company’s shareholders voted in favor of approving amendments to the Company’s amended and restated memorandum and articles of association (the “Charter”) to, among other things, extend the date by which the Company must consummate an initial business combination from October 13, 2023 up to twelve times through monthly deposits of $150,000 into the Trust Account until October 13, 2024 (such meeting, the “Extension Meeting”).  As of the date of this annual report on Form 10-K, the Company has extended the period of time to consummate its initial business combination to April 13, 2024.

Furthermore, in connection with the Extension Meeting, shareholders holding 13,661,579 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.  As a result, approximately $145.2 million (based on a redemption price of approximately $10.63 per share) was removed from the Trust Account to pay such holders.

On October 24, 2023, the Company entered into the Business Combination Agreement with Holdco, LCW Merger Sub, Inc., a Delaware corporation and direct and wholly-owned subsidiary of Holdco (“LCW Merger Sub”), Innventure Merger Sub, LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Holdco (“Innventure Merger Sub”) and Innventure.  Innventure founds, funds, operates, and rapidly scales companies in strategic collaboration with Multinational Corporations (“MNCs”) to commercialize breakthrough technology solutions.  Innventure has launched and built three companies since inception:  PureCycle Technologies, Inc. (Nasdaq: PCT), whose technology converts recycled polypropylene into a renewable resource through its unique purification process; AeroFlexx LLC, whose technology utilizes flexible film to create a package for liquid products that use up to 85% less virgin plastic versus traditional rigid bottles; and Accelsius LLC, whose technology utilizes liquid cooling technology to meet the rising demand for efficient cooling systems in datacenters and telecommunication systems.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Innventure Business Combination” and, together with the transactions contemplated thereby, the “Transactions”), pursuant to which, among other things, (i) LCW Merger Sub will merge with and into the Company (the “LCW Merger”), with the Company being the surviving company, and (ii) Innventure Merger Sub will merge with and into Innventure, with Innventure being the surviving company (the “Innventure Merger” and, together with the LCW Merger, the “Mergers”).  Following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company.  At the closing of the Transactions (the “Closing”), Holdco is expected to change its name to Innventure, Inc., and its common stock, par value $0.0001 (the “Holdco Common Stock”), is expected to list on either the New York Stock Exchange (the “NYSE”) or the Nasdaq Stock Market LLC (“Nasdaq”).

The Innventure Business Combination is expected to be consummated after the required approval by the shareholders of the Company and the satisfaction of other conditions set forth in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Innventure Business Combination, see our Current Report on Form 8-K filed with the SEC on October 24, 2023 and the Innventure Disclosure Statement filed with the SEC on January 26, 2024.

Our sponsor is an affiliate of Learn Capital and Commonwealth Asset Management (“CWAM”). Founded in 2008, Learn Capital is a leading venture capital firm to focus exclusively on early-stage and mid-stage investments in the $5.4 trillion global education sector. By leveraging deep sector expertise and networks and sustained attention to emerging breakthroughs in technology-enabled education delivery, the firm has invested early in many of the sector’s largest and leading companies. In the last decade, Learn Capital has raised four funds totaling $600+ million in assets under management and invested in category-leading companies reaching learners globally, rendering a firm the leading global brand for technology-enabled education venture capital. Learn Capital was founded by Rob Hutter and Greg Mauro, a team who formerly managed an affiliate of Founders Fund. Learn Capital possesses decades of founding, operating, and investing experience in the education, consumer, hard tech and enterprise technology sectors.

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

Business Strategy

Our business strategy to date has been to identify and complete our Business Combination with a company that complements the experiences and skills of our management team and can benefit from their operational expertise. Our selection process leveraged our founders’ broad and deep relationship network, distinct industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our founders’ extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries, including:

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

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for significant growth. Our founders’ objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. In identifying Innventure as a target for the proposed Innventure Business Combination, we favored opportunities with certain industry and business characteristics. Key industry characteristics considered included compelling long-term growth, attractive competitive dynamics, consolidation opportunities and low risk of technological obsolescence. Key business characteristics considered included high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We used these criteria and guidelines in evaluating acquisition opportunities, which we believe Innventure satisfied, as we looked to identify target companies that:

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

     These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management deemed relevant. We believe that Innventure meets the above criteria, as described in the Innventure Disclosure Statement.

Proposed Business Combination with Innventure

On October 24, 2023, we entered into the Business Combination Agreement with Holdco, LCW Merger Sub, Innventure Merger Sub and Innventure.

Pursuant to the Business Combination Agreement, the parties thereto will enter into the Innventure Business Combination, pursuant to which, among other things, the Mergers will occur and, following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the Closing, Holdco is expected to change its name to Innventure, Inc, and the Holdco Common Stock is expected to list on either the NYSE or Nasdaq.

The consummation of the proposed Innventure Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Innventure Business Combination, see our Current Report on Form 8-K filed with the SEC on October 24, 2023 and the Innventure Disclosure Statement. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in the Innventure Disclosure Statement relating to our proposed Innventure Business Combination.

The rules of the NYSE require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust) at the time of our signing a definitive agreement in connection with the Business Combination. Our board of directors independently determined that the fair market value of the proposed Innventure Business Combination at the time of signing the Business Combination Agreement equaled at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust).

We anticipate structuring the proposed Innventure Business Combination so that the post-transaction company in which our public shareholders own shares will own 100% of the outstanding equity interests or assets of the target business or businesses.  However, our shareholders prior to the Business Combination will collectively own a minority interest in the post-transaction company. In addition, to the extent Innventure may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in the company or its business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.  For more information on the risks associated with the proposed Innventure Business Combination, see the Innventure Disclosure Statement.

Acquisition Process

In evaluating a prospective target business, we conducted a thorough due diligence review that may encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that was made available to us. We also utilized our operational and capital planning experience.   The time required to structure and complete the Business Combination, and the costs associated with the process, are not currently ascertainable with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which the Business Combination is not ultimately completed will result in our incurring losses and reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing the Business Combination or subsequent transaction with a company that is affiliated with our Sponsor, founders, officers or directors.  In the event we seek to complete the Business Combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view.

Our officers and directors did not individually select a target business. Our management team was continuously made aware of potential business opportunities, one or more of which we may have pursued for a business combination. Information regarding the process we undertook can be found in the Innventure Disclosure Statement.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including CWAM and Learn Capital.  As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she, or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, or contractual obligations, he, she, or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity.  If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same.  However, we do not believe that the fiduciary duties or contractual obligations of our founders, officers or directors will materially affect our ability to complete the proposed Innventure Business Combination. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Furthermore, our Sponsor, founders, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our founders, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete the proposed Innventure Business Combination.

Redemption Rights for Public Stockholders upon Completion of the Business Combination

In addition to the redemption rights we provided to our stockholders at the time of the Extension Shareholder Meeting, we will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two (2) business days prior to the consummation of the Business Combination, including interest (net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to our warrants. Further, subject to the provisions of our Amended and Restated Memorandum and Articles of Association, we will not proceed with redeeming the Public Shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor, officers and directors have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with the completion of the Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares held by them in connection with the completion of the Business Combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.  So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules. If we hold a shareholder vote to approve the Business Combination, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

Submission of the Business Combination to a Stockholder Vote

When we seek shareholder approval of the Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the business combination.

Unlike many blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon completion of such initial business combinations even when a vote is not required by law, if a shareholder vote is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing the Business Combination. Our Amended and Restated Memorandum and Articles of Association require these tender offer documents to contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules. If, however, a shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek shareholder approval, we will complete the Business Combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Sponsor and our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of the Business Combination. As a result, assuming the Sponsor continues to own the shares they have purchased, we would not need any additional shares to be voted in favor of a transaction, in order to have the Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination, or (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (a) that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with the Business Combination or to redeem 100% of our public shares if we have not consummated an initial business combination by April 13, 2024 (or by October 13, 2024, if we elect to extend the date to consummate an initial business combination on a monthly basis for up to twelve (12) times by an additional one month each time, subject to the Sponsor depositing into the Trust Account for each such one-month extension (the “Extension Payment”) the lesser of (x) $150,000 or (y) $0.03 per public share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the initial business combination has occurred, which may be made in exchange for a non-interest bearing promissory note payable upon consummation of the an initial business combination) (as extended, the “Extended Date”) or (b) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity. On March 13, 2024, we extended the period of time to consummate the Business Combination by one month, from March 13, 2024 to April 13, 2024. In connection with such extension, an aggregate of $150,000 was deposited in the Trust Account.

Limitation on Redemption upon Completion of the Business Combination if We Seek Stockholder Approval

If we seek shareholder approval of the Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO (the “Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete the Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination.

Redemption of Public Shares and Liquidation if No Business Combination

Our Amended and Restated Memorandum and Articles of Association, as amended, provide that we will have until the Extended Date to complete the Business Combination. On March 13, 2024, we extended the period of time to consummate the Business Combination by one month, from March 13, 2024 to April 13, 2024. In connection with such extension, an aggregate of $150,000 was deposited in the Trust Account.

If we do not complete the Business Combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds inheld in the Trust Account and not previously released to the Company (less taxes paid or payable), divided by the number of then Public Shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Business Combination within the prescribed time period. Our Amended and Restated Memorandum and Articles of Association provide that, if we wind up for any other reason prior to the consummation of the Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten (10) business days thereafter, subject to applicable Cayman Islands law.

Corporate Information

Our executive offices are located at 11755 Wilshire Blvd., Suite 2320, Los Angeles, California 90025, and our telephone number is (424) 324-2990. We maintain a corporate website at www.learncwinvestmentcorp.com. The information that is or may be contained on or accessible through our corporate website or any other website that we may maintain is not part of this report and is not incorporated herein by reference. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K, and, as applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us at info@learncwinvestmentcorp.com or by telephone at 424-324-2990.

Status as a Public Company

We believe our structure has made us an attractive business combination partner to target businesses. As an existing public company, we offer Innventure an alternative to a traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Public Shares (or shares of a new holding company) or for a combination of our Public Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe this method may be a more expeditious and cost effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, assuming the proposed Innventure Business Combination is completed, Innventure will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe Innventure would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting Innventure’s profile among potential new customers and vendors and aid in attracting talented employees.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have historically taken and intend to continue to take advantage of the benefits of this extended transition period.

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

Competition

We have encountered competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities were well-established and had extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors also possessed greater technical, human and other resources or more local industry knowledge than we do and our financial resources were relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable has been limited by our available financial resources. This inherent competitive limitation gave others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we were obligated to offer holders of our public shares the right to redeem their shares for cash at the time of the Business Combination in conjunction with a shareholder vote or via a tender offer. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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

•
If we seek shareholder approval of the Business Combination, our sponsor, the initial shareholders, our directors, executive officers, advisors or their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

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

•	If we do not consummate the Business Combination by the Extended Date, our public shareholders may be forced to wait beyond such applicable period before redemption from our Trust Account.

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investor and may make it more difficult to compare our performance with other public companies.

•	The current economic downturn may lead to increased difficulty in completing the Business Combination.

•	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

•
Military conflict in Ukraine, the Middle East, or elsewhere may lead to increased price volatility for public traded securities, which could make it difficult for us to consummate the Business Combination.

•	There is substantial doubt about our ability to continue as a “going concern.”

•
If we are unable to complete the Business Combination, there may be significant competition for us to find another attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

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

   For the complete list of risks relating to our operations, see the section entitled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-254820) filed in connection with our IPO, and the registration statement on Form S-4 relating to our proposed business combination with Innventure (File No. 333-276714) filed by Holdco with the SEC on January 26, 2024.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

Item 2.	Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 11755 Wilshire Blvd., Suite 2320, Los Angeles, California 90025. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such, any of our property, any of our affiliates, any beneficial owner of more than five percent of our voting securities, or any associate thereof.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “LCW.U,” “LCW” and “LCW.WS,” respectively. Our units commenced public trading on October 13, 2021, and our Class A ordinary shares and warrants commenced separate public trading on November 29, 2021.

Holders

On December 31, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our warrants and 5 holders of record of our founder shares.

Dividends

We have never declared or paid any dividends on our ordinary shares.  We do not anticipate paying cash dividends in the foreseeable future.

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

On October 13, 2021, a total of $230,000,000 of the net proceeds from the IPO and the sale of the Private Placement Warrants were deposited in the Trust Account. The net proceeds deposited in the Trust Account remain on deposit in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described elsewhere in this Annual Report.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Following the closing of the IPO on October 13, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account, located in the United States at a nationally recognized financial institution, with U.S. Bank National Association acting as trustee. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete the initial business combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent completing an initial business combination within 18 months from the closing of this offering, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the public shares.

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

Recent Developments

On October 13, 2023, the Company announced that the Company’s shareholders voted in favor of approving amendments to the Company’s Charter to, among other things, extend the date by which the Company must consummate an initial business combination from October 13, 2023 to October 13, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve times by an additional one month, subject to the Sponsor depositing the Extension Payment into the Trust Account.

Furthermore, in connection with the Extension Meeting, shareholders holding 13,661,579 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $145.2 million (based on a redemption price of approximately $10.63 per share) was removed from the Trust Account to pay such holders.

On October 24, 2023, the Company entered into the Business Combination Agreement. Innventure founds, funds, operates, and rapidly scales companies in strategic collaboration with MNCs to commercialize breakthrough technology solutions. Innventure has launched and built three companies since inception: PureCycle Technologies, Inc. (Nasdaq: “PCT”), whose technology converts recycled polypropylene into a renewable resource through its unique purification process; AeroFlexx, whose technology utilizes flexible film to create a package for liquid products that uses up to 85% less virgin plastic versus traditional rigid bottles; and Accelsius, whose technology utilizes liquid cooling technology designed to meet the rising demand for efficient cooling systems in datacenters and telecommunication systems.

Pursuant to the Business Combination Agreement, the parties thereto will enter into the Transactions, pursuant to which, among other things, (i) LCW Merger Sub will merge with and into the Company, with the Company being the surviving company, and (ii) Innventure Merger Sub will merge with and into Innventure, with Innventure being the surviving company. Following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the Closing, Holdco is expected to change its name to Innventure, Inc, and its common stock, par value $0.0001, is expected to list on either the NYSE or Nasdaq.

The Innventure Business Combination is expected to be consummated after the required approval by the shareholders of the Company and the satisfaction of certain other conditions set forth in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Innventure Business Combination, see our Current Report on Form 8-K filed with the SEC on October 24, 2023 and the Registration Statement on Form S-4 filed by Holdco with the SEC on January 26, 2023. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risk and effects relating to the proposed Transactions are included in a Registration Statement on Form S-4 filed with the SEC relating to our proposed business combination with Innventure.

On March 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to April 13, 2024.

Results of Operations

Our only activities from inception through December 31, 2023 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the IPO, the search for a prospective initial business combination, and activities in connection with the proposed Innventure Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial business combination.

For the year ended December 31, 2023, we had net income of $3,907,392, which consisted of operating expenses of $6,204,223, a gain from the change in fair value of the warrant liability of $745,840, interest income related to the Trust Account and cash account of $8,809,032 and gain on settlement of deferred underwriting fees of $556,743.

For the period ended December 31, 2022, we had net income of $9,891,490, which consisted of operating expenses of $1,802,357, a gain from the change in fair value of the warrant liability of $8,419,283, and interest income related to the Trust Account of $3,274,564.

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

Following the consummation of the Initial Public Offering on October 13, 2021, an amount of  $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $12,375,591 consisting of $2,446,000 of underwriting fees, $9,780,500 of deferred underwriting fees and $930,686 of other costs.

As of December 31, 2023, and 2022, we had $100,304,232 and $235,578,275 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, and 2022, we had cash of $116,234 and $748,857 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Company entered into an initial promissory note (the “Initial Note”) in the principal amount of $1,050,000 in favor of the Sponsor.  On December 29, 2023, the Company issued an amended and restated promissory note (the “First Restated Note”) in the principal amount of up to $2,487,000 in favor of the Sponsor. On March 19, 2024, the Company issued a further amended and restated promissory note (the “Restated Note”) in the principal amount of up to $3,050,000 in favor of the Sponsor, which was fully drawn as of such date. The Restated Note amends, restates, replaces and supersedes the Initial Note and First Restated Note.  The Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates its initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Restated Note does not bear interest.  Any unpaid balance owed under the Restated Note may be accelerated upon the occurrence of an Event of Default (as defined in the Restated Note).  In the event the Company does not consummate an initial business combination, the Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. For more information on the Restated Note, see our Form 8-K filed on March 25, 2024. As of December 31, 2023 and 2022, the Company has drawn $2,439,000 and $1,050,000 on this loan arrangement, respectively.

Our material cash requirements may be impacted by our commitment to expend capital in connection with the Innventure Business Combination, as described more fully in Item 1 above.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  the Company has until April 13, 2024 (or, if extended, through October 13, 2024) to consummate the Business Combination.

On March 13, 2024, we extended the period of time to consummate the Business Combination by one month, from March 13, 2024 to April 13, 2024. In connection with such extension, an aggregate of $150,000 was deposited in the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.  If a Business Combination is not consummated by April 13, 2024 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

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

On May 3, 2022, the Company entered into the Initial Note in the principal amount of $1,050,000 in favor of the Sponsor.  On December 29, 2023, the Company issued the First Restated Note in the principal amount of up to $2,487,000 in favor of the Sponsor. On March 19, 2024, the Company issued the Restated Note in the principal amount of up to $3,050,000 in favor of the Sponsor, which was fully drawn as of such date. The Restated Note amends, restates, replaces and supersedes the Initial Note and the First Restated Note. The Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates its initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Restated Note does not bear interest.  Any unpaid balance owed under the Restated Note may be accelerated upon the occurrence of an Event of Default (as defined in the Restated Note).  In the event the Company does not consummate an initial business combination, the Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. For more information on the Restated Note, see our Form 8-K filed on March 25, 2024. As of December 31, 2023 and 2022, the Company has drawn $2,439,000 and $1,050,000 on this loan arrangement, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2023, and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000 (collectively, the “Deferred Discount”). The Deferred Discount would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.  On September 1, 2023, the underwriter executed a letter agreement pursuant to which, among other things, the underwriter forfeited any rights to the Deferred Discount.

Sponsors Investors Investment

Our Sponsor purchased $7.7 million of units (or 770,000 units), in the Initial Public Offering.  The underwriter has not received any underwritten discount for any unit purchased by the Sponsor.

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

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recently Issued Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-22 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to a material weakness in our internal controls with respect to the completeness and accuracy of account reconciliations as well as the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023

Management understands that the accounting standards applicable to our financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Robert Hutter	52	Chief Executive Officer and Director
Adam Fisher	52	President and Director
Greg Mauro	54	Chief Operating Officer
Ellen Levy	54	Director
Peter Relan	61	Director
Daniel H. Stern	63	Director
Anuranjita Tewary	47	Director

Robert Hutter has served as our Chief Executive Officer and Director since March 2021. Rob Hutter is the Founder & Managing Partner at Learn Capital where he has focused on seed, early-stage and emerging growth companies dedicated to the transformation of learning and the improvement of individual and societal capacities at scale. Rob led Learn’s early stage investments in Coursera (NYSE: COUR), Udemy (NYSE: UDMY), Nerdy (NYSE: NRDY), General Assembly (SWX: ADEN), and Andela, and he currently serves on the board of Merlyn Mind, Amplify, Photomath, Brilliant, Brainly and several other breakthrough firms. In addition, Rob was a board member or led Learn’s investment in LearnZillion (acquired by Weld North), StudyEdge (acquired by Accelerate Learning), MasteryConnect (acquired by Instructure), StudySync (acquired by Weld North), Teachable (acquired by Hotmart), and Mystery Science (acquired by Discovery Education). Prior to starting Learn Capital, Rob was a Partner at Revolution Ventures, an early-stage venture investment firm and affiliate of Founders Fund. He was involved in the founding stages of companies in online games, scalable file storage, high density microprocessors, and K12 instructional assessment. He is a graduate of Harvard University. In 2022, Rob also became chairman of the Edu3 Foundation, a nonprofit which is dedicated to addressing educational inequity through digital learning scholarships. We believe that Mr. Hutter is well qualified to serve as a director due to his significant investment experience and his senior leadership experience.

Adam Fisher has served as our President and Director since March 2021. Mr. Fisher is the Founder and Chief Investment Officer of the CWAM Platform. Over the last 16 years, Mr. Fisher has built and successfully led numerous investment management practices across both public and private markets. Prior to launching Commonwealth, from 2017 to 2019, Mr. Fisher served as the Global Head of Macro and Real Estate at Soros Fund Management. Prior to joining Soros, Mr. Fisher founded and served as the CIO of CWOC, a global macro hedge fund, from its inception in November 2008 up until it began the process of returning capital to investors in July 2017 when the investment team moved to Soros. CWOC had approximately $2.3 billion assets under management at its closing in June 2017 and 25 employees across three office locations. The firm offered two comingled global macro hedge funds as well as multiple co-investment opportunities in both the liquid and illiquid space. Before CWOC, Mr. Fisher co-founded Orient Property Group in 2006, focusing on investments throughout the Asia Pacific region. Prior to that, from 2003 to 2006, Mr. Fisher co-founded Irongate Capital Partners (“Irongate”), a property investment and development firm. Irongate and its predecessor entity were involved in property transactions in Florida, California, Hawaii, Mexico and Canada. Prior to founding Irongate, Mr. Fisher worked in New York for two private equity firms, NMS Capital and TD Capital, as well as a risk arbitrage firm affiliated with Reservoir Capital. He holds a JD/MBA from Columbia University and serves on the Columbia University Richman Center for Business, Law and Public Policy Advisory Board. He received his B.S. from Washington University in St. Louis. We believe that Mr. Fisher is well qualified to serve as a director due to his significant investment experience and his senior leadership experience.

Greg Mauro has served as our Chief Operating Officer since March 2021. Greg Mauro is the Founder & Managing Partner of Learn Capital. Greg currently serves on the boards of New Globe, Higher Ground, Wave Neuroscience, Cognitive Genetics, Ascent, Smashcut, Foundry College and previously served on the boards of Edmodo (sold to NetDragon) and Mangahigh (sold to Westermann). Greg has been active in the charter school movement since 2000, serving eight years on the foundation board for High Tech High, considered by many observers to be the “MIT of charter schools.” He was also the founder of Revolution Community Ventures, providing low-cost funds to high performing charters serving low-income communities. Previously, Greg managed Revolution Ventures, an early-stage venture firm and affiliate of Founders Fund. While at Revolution, Greg was the Co-Founder and President of SmartDrive, a video-based safety program and transportation intelligence platform transform. Greg was also Co-Founder and CEO of Nextivity, whose Cel-Fi product is a low-cost, carrier-approved digital signal booster. Greg was first investor and led business development at Entropic, inventor of the ubiquitous MoCa home networking standard. Greg secured investment from Time Warner, Comcast, DISH, and DIRECTV before going public. Greg was also co-founder of Tachyon, the world’s first broadband-over-satellite provider, serving customers as diverse as Burning Man, General Electric, and the US Department of Defense. Greg is the co-owner of Powder Mountain, the largest ski area in the United States. Greg is a member of the Pacific Council on International Policy. Greg’s career began as a Monitor Group strategy consultant, and he is a graduate of UCLA’s College of Honors.

Ellen Levy has served as a member of our board of directors since May 2021. Dr. Levy is Managing Director of Silicon Valley Connect, working with organizations and entrepreneurs on opportunities for “networked innovation.” She is also an active angel investor having invested in more than 100 in early-stage technology centric companies across many sectors. Additionally, she is a member of the Board of Directors for commercial real estate finance company Walker & Dunlop, alternative investment platform for financial advisors CAIS and social network for military and veterans company Rallypoint. She also serves as a Senior Advisor to the President of Arizona State University. From 2003 to 2012, Dr. Levy worked at LinkedIn, having served as Vice President of Strategic Initiatives, head of Corporate & Business Development, a member of the Executive Team, and as Advisory Board member when the company was first founded. Prior to LinkedIn, Dr. Levy spent two years running a program at Stanford University, facilitating collaboration between industry partners, Silicon Valley, and the university research community. Over her career, Dr. Levy has held formal roles in venture capital (Softbank Venture Capital; NeoCarta Ventures; Draper Fisher Jurvetson), startups (WhoWhere, sold to Lycos; Softbook Press, sold to Gemstar; LinkedIn, LNKD), technology think tanks (Interval Research), large corporations (Apple Computer, AAPL; PriceWaterhouse Coopers), and universities (Harvard University; Arizona State University; Stanford University). She has a BA from the University of Michigan and a MA/PhD in Cognitive Psychology from Stanford University. We believe that Dr. Levy is well qualified to serve as a director due to her significant investment experience and her senior leadership experience.

Peter Relan has served as as a member of our board of directors since May 2021. Mr. Relan is the founder of YouWeb Incubator, and the co-founder and Chief Executive Officer of GotIt! Inc. Prior to founding YouWeb in 2007, Mr. Relan served as the founder and Chief Executive Officer of Business Signatures, an internet fraud detection engine, from 2001 to 2007. Prior to Business Signatures, he worked at Oracle from 1994 to 1998, serving as the Vice President, Internet Division prior to his departure. From 1988 to 1994, he was an architect at Hewlett-Packard. Mr. Relan was the initial investor, and served on the Board of Discord until 2020. Mr. Relan’s career began as a network development engineer and an internet research engineer for Systems Development Corporation. Mr. Relan received an MS in Engineering Management from Stanford University and a BS in Engineering from UCLA. We believe that Mr. Relan is well qualified to serve as a director due to his significant business experience and his senior leadership experience.

Daniel H. Stern serves as a member of our board of directors, a position he has held since March 2021. Mr. Stern is founder and Co-Chief Executive Officer of Reservoir Capital Group, a New York-based investment management firm. Prior to founding Reservoir Capital Group in 1998, Mr. Stern was President of Ziff Brothers Investments and served as an Associate at Bass Brothers Enterprises in Fort Worth, Texas. Mr. Stern is the Chairman of Film at Lincoln Center and serves as a Trustee of several non-profit organizations. Mr. Stern received an AB from Harvard College and an MBA from Harvard Business School. We believe that Mr. Stern is well qualified to serve as a director due to his significant investment experience and his senior leadership experience.

Anuranjita Tewary has served as a member of our board of directors since May 2021. Dr. Tewary currently is an independent advisor, advising companies on how to develop data strategies that align with their respective business and product goals, as well as with respect to the kind of data and analytics expertise needed, how best to structure data organizations, and how to hire the right kind of data science talent. Prior to this, Dr. Tewary was the Chief Data Officer for Mint at Intuit and Director of Product Management for Data Products. Dr. Tewary started Level Up Analytics in 2012. Level Up Analytics was acquired by Intuit in October 2013. Prior to that, Dr. Tewary was a Senior Data Scientist at LinkedIn. Dr. Tewary is also the founder of The Technovation Challenge, an education non-profit dedicated to teaching girls coding and high-tech entrepreneurship. Dr. Tewary has a bachelor’s degrees in Physics and Mathematics with Computer Science from the Massachusetts Institute of Technology and a PhD in Applied Physics from Stanford University. We believe that Dr. Tewary is well qualified to serve as a director due to her significant entrepreneurship experience and her senior leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.  The term of office of the first class of directors, consisting Dr. Levy, expired at the Extension Shareholder Meeting on October 13, 2023. At the special meeting, shareholders approved the proposal to reappoint Dr. Levy to the board of directors of the Company to serve until the third annual general meeting. The term of office of the second class of directors, consisting of Mr. Relan, Mr. Stern and Dr. Tewary will expire at our second general meeting. The term of office of the third class of directors, consisting of Mr. Fisher and Mr. Hutter, will expire at our third annual general meeting.

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

Committees of the Board of Directors

Our board of directors has one standing committee, an audit committee. Because we will be a “controlled company” under applicable NYSE rules, we are not required to have a compensation committee composed of independent directors or a nominating and corporate governance committee composed of independent directors.  As described in Item 11 below, none of our executive officers or directors has received any cash compensation for services rendered to us.

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

Code of Ethics

    We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees.  All of our insider trading policies and procedures are included in our Code of Ethics.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committee operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO and they are referred to in the exhibit index of this report. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and corporate governance guidelines will be provided without charge upon request and is posted on our website. Any amendments to or waivers of certain provisions of our Code of Ethics would be disclosed in a Current Report on Form 8-K, though none have been made to date. For more information, please see “Where You Can Find Additional Information.”

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 2, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)(2)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CWAM LC Sponsor LLC(3)	5,630,000	97.9%	770,000	8.25%
Robert Hutter(3)	5,630,000	97.9%	770,000	8.25%
Adam Fisher(3)	5,630,000	97.9%	770,000	8.25%
Greg Mauro	–	–	–	–
Ellen Levy	30,000	*	–	–
Peter Relan	30,000	*	–	–
Daniel H. Stern	30,000	*	–	–
Anuranjita Tewary	30,000	*
All officers and directors as a group (five individuals)	5,750,000	100%	–	–

*          Less than one percent

(1)
Based on 15,088,421 ordinary shares outstanding as of April 2, 2024, including 9,338,421 Class A ordinary shares (including those Class A ordinary shares comprising a portion of a Unit) and 5,750,000 Class B ordinary shares. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Only holders of our Class B ordinary shares will have the right to elect all of our directors prior to the consummation of the Business Combination.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is 11755 Wilshire Blvd., Suite 2320, Los Angeles, California 90025.

(3)
These ordinary shares are held by the Sponsor. The Sponsor is owned by three members, the two largest of which are CWAM Investors LLC and Learn Capital, LLC.  Each of Adam Fisher and Alan Howard (indirectly through their respective investment vehicles) is a member of CWAM Investors LLC.  Robert Hutter is the sole member of Learn Capital, LLC.  The non-member manager of the Sponsor is ABF Manager LLC.  Mr. Fisher is the sole member of ABF Manager LLC.  Accordingly, Messrs. Hutter, Fisher and Howard each may be deemed to indirectly beneficial own the ordinary shares directly beneficially owned by the Sponsor.

Our initial shareholders have the right to appoint all of our directors prior to the Business Combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to the Business Combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Amended and Restated Memorandum and Articles of Association and approval of significant corporate transactions including the Business Combination. The Sponsor did not receive any Class B ordinary shares in connection with the IPO.

Our Sponsor has purchased an aggregate of 7,146,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant. If we do not complete the Business Combination by the Extended Date, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. Our sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO.

CWAM LC Sponsor LLC, our sponsor, and CWAM LLC and Learn Capital, LLC are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

          The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our initial shareholders, directors and officers. Pursuant to such letter agreement, our initial shareholders, directors and officers have agreed not to transfer, assign or sell (i) any of their founder shares until the earlier to occur of: (a) one year after the completion of the Business Combination; and (b) subsequent to the Business Combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (ii) any of their private placement warrants and the respective Class A ordinary shares underlying such warrants until thirty (30) days after the completion of the Business Combination. In addition, the Sponsor has expressed an interest in entering into letter agreements with us pursuant to which they would agree to not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from the date of the prospectus. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor or their affiliates, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of that is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization, (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual, (d) in the case of an individual, pursuant to a qualified domestic relations order, (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the applicable securities were originally purchased, (f) by virtue of the laws of the State of Delaware or the limited liability company agreement of our sponsor upon dissolution of the sponsor, (g) in the event of the company’s liquidation prior to the completion of a business combination, (h) to the company for no value for cancellation in connection with the consummation of the Business Combination, or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of the Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

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

In February 2021, we issued an aggregate of 7,187,000 founder shares to our sponsor in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.003 per share. On August 20, 2021, and September 9, 2021, we effected two surrenders of founder shares, resulting in our initial shareholders holding, and there being outstanding, an aggregate of 5,750,000 founder shares. In May 2021, our sponsor transferred 30,000 founder shares to each of our independent directors at the same price originally paid for such shares.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. On May 3, 2022, the Company entered into the Initial Note in the principal amount of $1,050,000 in favor of the Sponsor for purposes of working capital funds.  On December 29, 2023, the Company issued the First Restated Note in the principal amount of up to $2,487,000 in favor of the Sponsor. On March 19, 2024, the Company issued the Restated Note in the principal amount of up to $3,050,000 in favor of the Sponsor, which was fully drawn as of such date.  The Restated Note amends, restates, replaces and supersedes the Initial Note and the first Restated Note.  The Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates its initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Restated Note does not bear interest.  Any unpaid balance owed under the Restated Note may be accelerated upon the occurrence of an Event of Default (as defined in the Restated Note).  In the event the Company does not consummate an initial business combination, the Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account.  For more information on the Restated Note, see our Form 8-K filed on March 25, 2024.  As of December 31, 2023 and 2022, the Company has drawn $2,439,000 and $1,050,000 on this loan arrangement, respectively.

After the Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider the Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration Rights.”

Sponsor

The Sponsor purchased $7.7 million of units (or 770,000 units) in the IPO, which number of units in the aggregate equals approximately 8.25% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding as of April 2, 2024. Such number of units, together with Class B ordinary shares held by our initial shareholders, equals approximately 43.2% of the total number of Class A ordinary shares and Class B ordinary shares issued and outstanding.

The Sponsor has also entered into a letter agreement with us pursuant to which it has agreed to (a) vote all of its public shares purchased during or after the IPO in favor of the Business Combination on terms substantially identical to those agreed to by the initial shareholders with respect to the initial shareholder’s voting agreement and (b) not transfer, assign or sell any of their units and the underlying securities for a period of 60 days from October 7, 2021.  This transfer restriction period elapsed on December 6, 2021.

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered in 2023 and 2022:

Type of Fee	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$201,211	$130,810
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

PART IV

Item 15.	Exhibit and Financial Statement Schedule

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

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

Not applicable.

LEARN CW INVESTMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Learn CW Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Learn CW Investment Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before October 13, 2024. The Company entered into a business combination agreement with a business combination target on October 24, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 13, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after October 13, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY
April 4, 2024

LEARN CW INVESTMENT CORPORATION
BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$116,234	$748,857
Prepaid expenses	602,682	581,408
Total current assets	718,916	1,330,265
Assets Held in Trust Account	100,304,232	235,578,275
Total assets	$101,023,148	$236,908,540

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	5,985,161	1,041,776
Shareholder redemption payable	249,339	—
Deferred credits	400,000	—
Total current liabilities	6,634,500	1,041,776
Deferred Underwriter’s Fee Payable	—	9,780,500
Convertible Promissory Note – Related Party	2,439,000	1,050,000
Warrant liabilities	372,920	1,118,760
Total liabilities	$9,446,420	$12,991,036
COMMITMENTS & CONTINGENCIES (NOTE 6)
Class A ordinary shares; 9,338,421 and 23,000,000 shares at redemption value of $10.71 per share and $10.24 per share at December 31, 2023 and 2022, respectively	100,054,892	235,578,275

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 23,000,000 subject to possible redemption) at December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2023 and 2022	575	575
Additional paid in capital	—	—
Accumulated Deficit	(8,478,739)	(11,661,346)
Total Shareholders’ Deficit	(8,478,164)	(11,660,771)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$101,023,148	$236,908,540

See accompanying notes to the financial statements.

LEARN CW INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Formation costs and other operating expenses	$6,204,223	$1,802,357
Loss from operations	(6,204,223)	(1,802,357)
Other Income:
Interest income	8,809,032	3,274,564
Gain on settlement of deferred underwriting fees	556,743	—
Change in fair value of warrant liabilities	745,840	8,419,283
Net income	$3,907,392	$9,891,490
Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.34
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.34

See accompanying notes to the financial statements.

LEARN CW INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023

	Class B Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance – January 1, 2023	5,750,000	$575	$—	$(11,661,346)	$(11,660,771)
Accretion of Class A shares subject to possible redemption	—	—	—	(9,948,542)	(9,948,542)
Gain on settlement of underwriting fees	—	—	—	9,223,757	9,223,757
Net income	—	—	—	3,907,392	3,907,392
Balance – December 31, 2023	5,750,000	$575	$—	$(8,478,739)	$(8,478,164)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class B Ordinary shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance – January 1, 2022	5,750,000	$575	$—	$(18,274,560)	$(18,273,985)
Accretion of Class A shares subject to possible redemption	—	—	—	(3,278,276)	(3,278,276)
Net income	—	—	—	9,891,490	9,891,490
Balance – December 31, 2022	5,750,000	$575	$—	$(11,661,346)	$(11,660,771)

See accompanying notes to the financial statements.

LEARN CW INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flow from operating activities:
Net income	$3,907,392	$9,891,490
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(8,808,542)	—
Change in fair value of warrant liabilities	(745,840)	(8,419,283)
Gain on settlement of deferred underwriting fees	(556,743)	—
Interest earned on marketable securities held in Trust Account	—	(3,274,564)
Changes in operating assets and liabilities:
Prepaid expenses	(21,274)	692,444
Accounts payable and accrued expenses	4,943,384	571,407
Deferred credits	400,000	—
Net cash used in operating activities	$(881,623)	$(538,506)

Cash flow from investing activities:
Investment of cash in Trust Account	(1,140,000)	—
Cash withdrawn from Trust Account in connection with redemption	145,222,585	—
Net cash provided by investing activities	$144,082,585	$—

Cash flows from financing activities:
Proceeds from convertible promissory note – related party	1,445,000	1,050,000
Repayment of promissory note - related party	(56,000)	—
Redemption of ordinary shares	(145,222,585)	—
Net cash (used in) provided by financing activities	$(143,833,585)	$1,050,000
Net change in cash	(632,623)	511,494
Cash at the beginning of the period	748,857	237,363
Cash at the end of the period	$116,234	$748,857
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$9,948,542	$3,278,276
Gain on settlement of underwriting fees	$9,223,757	$—
Shareholder redemption payable	$249,339	$—

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period February 2, 2021 (inception) through December 31, 2023, related to the Company’s formation and the initial public offering (the “Initial Public Offering”), identifying a target for a Business Combination, and activities in connection with the Company’s proposed business combination with Innventure LLC (“Innventure”). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and change in fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on October 13, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs of the Initial Public Offering amounted to $13,157,186, consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs, with $781,595 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. At the time of signing the definitive agreement to enter the Business Combination, the Company’s board of directors determined that the target satisfied the NYSE requirements.  The post-Business Combination company will own 100% of the outstanding voting securities of the target and will therefore not be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. If the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

On October 11, 2023, the Public Shareholders of the Company held an extraordinary general meeting (the “Meeting”) and approved a proposal to (i) amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend to the date by which the Company must consummate an initial business combination (the ‘Extension Amendment Proposal”) from October 13, 2023 to October 13, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve (12) times by an additional one month each time (as extended, the “Extended Date”), unless the closing of an initial business combination has occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension period the lesser of (x) $150,000 or (y) $0.03 per Public Share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Business Combination has occurred, which may be made in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination, (ii) amend the Charter to permit the issuance of Class A ordinary shares to holders of the Class B ordinary shares, upon the exercise of the right of a holder of the Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis, at any time and from time to time, prior to the closing of an initial business combination (the “Founder Share Amendment Proposal”), and (iii) amend the Charter to eliminate the limitation that the Company may not redeem Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”). At the Meeting, the Public Shareholders approved the Extension Amendment Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal.

Furthermore, in connection with the Meeting, shareholders holding 13,661,579 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $145.2 million (based on a redemption price of approximately $10.63 per share) was removed from the Trust Account to pay such holders.

On October 24, 2023, the Company entered into a Business Combination Agreement with Learn SPAC HoldCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), LCW Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“LCW Merger Sub”), and Innventure Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdco (“Innventure Merger Sub”) and Innventure.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination” and, together with the other transactions contemplated by thereby, the “Transactions”), pursuant to which, among other things, (i) LCW Merger Sub will merge with and into Learn CW (the “LCW Merger”), with Learn CW being the surviving company, and (ii) Innventure Merger Sub will merge with and into the Company (the “Innventure Merger” and together with the LCW Merger, the “Mergers”), with Innventure being the surviving company. Following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the Closing, Holdco is expected to change its name to Innventure, Inc, and its common stock, par value $0.0001, is expected to list on either the NYSE or Nasdaq.

The Company recorded a deferred credit of $400,000 as of December 31, 2023 on our balance sheet which reflects payments received from Innventure for the reimbursement of 50% of certain expenses of the Company by Innventure pursuant to the Business Combination Agreement.

The consummation of the proposed Business Combination with Innventure is subject to certain conditions as further described in the Business Combination Agreement.

For more information about the Business Combination Agreement and the proposed Business Combination with Innventure, see our Current Report on Form 8-K filed with the SEC on October 24, 2023 and the Innventure Disclosure Statement that we filed with the SEC. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in the Innventure Disclosure Statement relating to our proposed Innventure Business Combination.

On March 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to April 13, 2024.

If the Company has not completed a Business Combination by April 13, 2024 and the Company decides not to extend the period of time to consummate a Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per public share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $100,304,232 cash held in the Trust Account and $116,234 held outside of the Trust Account. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial business combination of the Company by means of Company working capital loans, as defined below (see Note 5).

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. On December, 29, 2023, the Company and the Sponsor amended and restated the promissory note (the “First Restated Note”), agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor further amended and restated the First Restated Note (the “Restated Note”), agreeing to amend the principal amount of the loan of up to $3,050,000, which was fully drawn as of such date. The outstanding balance under this loan amounted to $2,439,000 as of December 31, 2023 and $1,050,000 as of December 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

During the year ended December 31, 2023, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Extended Date to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. On March 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to April 13, 2024. If a business combination is not consummated by this date, absent any further extensions, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 13, 2024 or earlier if the period of time the Company has to consummate its initial business combination is not extended on a monthly basis. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by the Extended Date.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $116,234 and $748,857, respectively, and no cash equivalents as of December 31, 2023, and 2022.

Cash Held in Trust Account

At December 31, 2023, and 2022, all of the assets held in the Trust Account were invested in cash accounts.

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (currently zero), if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits (currently zero) will materially change over the next twelve months.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023, and 2022, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2023, and 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(13,110,000)
Class A ordinary shares issuance costs	(12,375,591)
Plus:
Accretion of carrying value to redemption value	31,063,866
Class A ordinary shares subject to possible redemption as of December 31, 2022	$235,578,275
Plus:
Redemption	(145,222,585)
Shareholder redemption payable	(249,339)
Accretion of carrying value to redemption value	9,948,542
Class A ordinary shares subject to possible redemption as of December 31, 2023	$100,054,892

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ deficit or the statements of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. No offering costs were incurred for the year ended December 31, 2023 and 2022.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model (see Note 10).

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

A reconciliation of net income per ordinary share is as follows:

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income as adjusted	$3,125,914	$781,478	$7,913,192	$1,978,298
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.14	$0.14	$0.34	$0.34

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

Recently Issued Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 13, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A ordinary share, and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. On December, 29, 2023, the Company and the Sponsor amended and restated the promissory note, agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor further amended and restated the First Restated Note, agreeing to amend the principal amount of the loan of up to $3,050,000, which was fully drawn as of such date. The outstanding balance under this loan amounted to $2,439,000 as of December 31, 2023 and $1,050,000 as of December 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

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

Underwriter’s Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.

Effective as of September 1, 2023, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their entitlement to the deferred underwriting commissions in the amount of $9,780,500, which was recorded as a gain on settlement of underwriter fees on the statement of shareholders’ deficit for the three and nine months ended September 30, 2023 for $9,223,757, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $556,743 was recorded for the year ended December 31, 2023.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants are not and the ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At December 31, 2023, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $230,000 and $142,920, respectively. At December 31, 2022, there were 11,500,000 whole public warrants and 7,146,000 private placement warrants outstanding with a fair value of $5,865,000 and $3,673,044, respectively.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023, and 2022, there were 9,338,421 and 23,000,000 Class A ordinary shares outstanding, respectively, which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

On October 11, 2023, the Public Shareholders of the Company held the Meeting to approve the Extension Amendment Proposal, the Founder Share Amendment Proposal, and the Redemption Limitation Proposal. At the Meeting, the Public Shareholders approved each of the Extension Amendment Proposal, the Founder Share Amendment Proposal, and the Redemption Limitation Proposal. In connection with the Meeting, shareholders holding 13,661,579 Class A ordinary shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $145.2 million (approximately $10.63 per share) was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 9,338,421 Class A ordinary shares outstanding.

Following the redemptions, the Company recorded shareholder redemption payable for additional interest earned by redeeming Class A Ordinary shareholders that exercised their redemption rights in the amount of $249,339, which equates to approximately $0.018 per Class A Ordinary Share. As of the date of this report, this amount remains outstanding and the Company is in the process of remitting the additional interest to such redeeming Class A Ordinary shareholders.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preference shares. At December 31, 2023, and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Share — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. At December 31, 2023, and 2022, there were zero shares of Class A ordinary share issued or outstanding, (excluding the 9,338,421 and 23,000,000 Class A shares, respectively, subject to possible redemption).

Class B Ordinary Share — The Company is authorized to issue up to 20,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2023, and 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023, and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

December 31, 2023:	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$100,304,232	$—	$—	$100,304,232
Liabilities:
Warrant Liabilities:
Public Warrants	$230,000	$—	$—	$230,000
Private Placement Warrants	$142,920	$—	$142,920	$142,920
Total Warrant Liabilities	$372,920	$—	$142,920	$372,920

December 31, 2022:	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$235,578,275	$—	$—	$235,578,275
Liabilities:
Warrant Liabilities:
Public Warrants	$690,000	$—	$—	$690,000
Private Placement Warrants	$—	$—	$428,760	$428,760
Total Warrant Liabilities	$690,000	$—	$428,760	$1,118,760

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on December 31, 2023, and 2022:

Input	December 31, 2023	December 31, 2022
Share Price	$10.84	$10.00
Exercise Price	$11.50	$11.50
Risk-free rate of interest	3.78%	3.91%
Volatility	2.0%	4.5%
Term (years)	5.79	5.29
Probability Weighted Fair Value of Warrants	$1.60	$0.06

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2022	$428,760
Change in valuation inputs or other assumptions (1)	$(285,840)
Fair value as of December 31, 2023	$142,920

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the Class A ordinary shares. During the year ended December 31, 2023, there were no changes in the fair value of the conversion option liability. As of December 31, 2023, the fair value of the conversion feature was di minimis.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed below.

On February 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to March 13, 2024.

On March 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to April 13, 2024.

On March 19, 2024, the First Restated Note was further amended and issued in the principal amount of up to $3,050,000 in favor of the Sponsor, which was fully drawn as of such date.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated October 7, 2021, between the Company and Evercore Group L.L.C., as underwriter(4)
2.1**	Business Combination Agreement, dated October 24, 2023 by and among Holdco, LCW Merger Sub, and Innventure Merger Sub and Innventure(5)
2.2	Standby Equity Purchase Agreement, dated October 24, 2023, by and between YA II PN, Ltd. and Holdco (5)
3.1	Amended and Restated Memorandum and Articles of Association, dated October 7, 2021(4)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association, dated October 13, 2023(7)
4.1	Specimen Unit Certificate(3)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(4)
4.4	Warrant Agreement, dated October 12, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as transfer agent(4)
4.5*	Description of Securities
10.1	Amended and Restated Promissory Note, dated as of September 7, 2021, issued to the Company(3)
10.2	Letter Agreement, dated October 7, 2021, among the Company and its officers, directors, director nominees and the Sponsor (4)
10.3	Investment Management Trust Agreement, dated October 12, 2021, between the Company and U.S. Bank National Association, as trustee. (4)
10.4	Registration Rights Agreement, dated October 12, 2021, between the Company, the Sponsor and certain other security holders of the Company(4)
10.5	Securities Subscription Agreement, dated as of February 18, 2021, between the Registrant and the Sponsor (1)
10.6	Private Placement Warrants Purchase Agreement, dated October 12, 2021, between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement(4)
10.8	Member Support Agreement, dated October 24, 2023, by and among the Company, Holdco, Innventure and the undersigned Innventure Members(5)
10.9	Sponsor Support Agreement, dated October 24, 2023, by and between the Company, Innventure LLC and the Sponsor(5)
10.10	Form of Lock-Up Agreement(5)
10.11	Second Amended and Restated Promissory Note, dated March 19, 2024, in favor of the Sponsor(6)
14.1	Form of Code of Ethics(2)
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Learn CW Investment Corporation Policy on Recoupment of Incentive Compensation, dated as of October 2, 2023
99.1	Form of Audit Committee Charter(2)

*	Filed here
**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Learn CW Investment Corporation agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on March 29, 2021 (File No. 333-254820).

(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 14, 2021 (File No. 333-254820).

(3)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on September 17, 2021 (File No. 333-254820).

(4)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 14, 2021 (File No. 001-40885).

(5)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 24, 2023 (File No. 001-40885).

(6)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 25, 2024 (File No. 001-40885).

(7)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 12, 2023 (File No. 001-40885).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 4, 2024		Learn CW Investment Corporation
	By:	/s/ Robert Hutter
Name: Robert Hutter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer and
/s/ Robert Hutter	Director (Principal Executive, Financial and Accounting Officer)	April 4, 2024
Robert Hutter

/s/ Adam Fisher	President	April 4, 2024
Adam Fisher

/s/ Ellen Levy	Director	April 4, 2024
Ellen Levy

/s/ Peter Relan	Director	April 4, 2024
Peter Relan

/s/ Daniel H. Stern	Director	April 4, 2024
Daniel H. Stern

/s/ Anuranjita Tewary	Director	April 4, 2024
Anuranjita Tewary