Form 10-Q
period 2024-03-31
Learn CW Investment Corp
filed 2024-05-22
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 21, 2024, there were 9,338,421 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$252,489	$116,234
Prepaid Expenses	392,343	602,682
Total Current Assets	644,832	718,916

Cash and Investments Held in Trust Account	100,754,232	100,304,232
Total Assets	$101,399,064	$101,023,148

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$7,157,591	$5,985,161
Shareholder redemption payable	249,339	249,339
Deferred credits	586,918	400,000
Total Current Liabilities	7,993,848	6,634,500

Convertible Note – Related Party	3,050,000	2,439,000
Warrant Liabilities	932,300	372,920
Total Liabilities	11,976,148	9,446,420

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares, subject to possible redemption; 9,338,421 and 9,338,421 shares at redemption value of $10.74 per share and $10.71 per share at March 31, 2024 and December 31, 2023 respectively	100,504,892	100,054,892

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 9,338,421 subject to possible redemption) at March 31, 2024 and December 31, 2023	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	575	575
Additional paid in capital	-	-
Accumulated deficit	(11,082,551)	(8,478,739)
Total Shareholders’ Deficit	(11,081,976)	(8,478,164)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$101,399,064	$101,023,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Formation costs and other operating expenses	$1,594,432	$353,045
Loss from Operations	$(1,594,432)	$(353,045)

Other income:
Interest income	-	2,460,924
Change in fair value of warrant liabilities	(559,380)	745,840
Net (Loss) Income	$(2,153,812)	$2,853,719

Weighted average shares outstanding of Class A ordinary shares	9,338,421	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.14)	$0.10
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.14)	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Class B Ordinary		Additional
	Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	5,750,000	$575	$-	$(8,478,739)	$(8,478,164)
Accretion of Class A shares to redemption value	-	-	-	(450,000)	(450,000)
Net loss	-	-	-	(2,153,812)	(2,153,812)
Balance – March 31, 2024	5,750,000	$575	$-	$(11,082,551)	$(11,081,976)

FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Class B Ordinary		Additional
	Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	5,750,000	$575	$-	$(11,661,346)	$(11,660,771)
Accretion of Class A shares to redemption value	-	-	-	(2,460,924)	(2,460,924)
Net income	-	-	-	2,853,719	2,853,719
Balance – March 31, 2023	5,750,000	$575	$-	$(11,268,551)	$(11,267,976)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three Months ended March 31, 2024	For the three months ended March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,153,812)	$2,853,719
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	-	(2,460,924)
Change in fair value of warrant liabilities	559,380	(745,840)
Prepaid expenses	210,339	113,174
Accounts payable and accrued expenses	1,172,430	97,428
Deferred credits	186,918	-
Net cash used in operating activities	(24,745)	(142,443)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000)	-
Net cash used in investing activities	(450,000)	-

Cash flows from financing activities:
Proceeds from convertible promissory note – related party	756,000	-
Repayment of promissory note - related party	(145,000)	-
Net cash provided by financing activities	611,000	-

Net Change in Cash	136,255	(142,443)
Cash – Beginning of the period	116,234	748,857
Cash – End of the period	$252,489	$606,414

Non-cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$450,000	$2,460,924

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), identifying a target for a Business Combination, executing agreements, including without limitation the Business Combination Agreement, related to the proposed Business Combination with Innventure, and public filings associated therewith. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and changes in future value of warrant liabilities.

The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “IPO”) was declared effective on October 7, 2021. On October 13, 2021 the Company consummated the Initial Public offering of 23,000,000 units (the “Units”), which included 3,000,000 units issued pursuant to the exercise by the underwriter of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 7,146,000 warrants (the “Private Placement Warrants”) to the Company’s sponsor, CWAM LC Sponsor LLC (the “Sponsor”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,146,000 (the “Private Placement”).

Following the closing of the Initial Public Offering on October 13, 2021, a total of $230,000,000 ($10.00 per Public Unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, or, as determined by the Company, be invested in cash, or held in an interest-bearing demand deposit account, until the earlier of: (i) the consummation of a Business Combination or (ii) as described below.

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

The Company recorded a deferred credit of $586,918 as of March 31, 2024, on our balance sheet which reflects payments received from Innventure for the reimbursement of 50% of certain expenses of the Company by Innventure pursuant to the Business Combination Agreement.

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

On May 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to June 13, 2024.

If the Company has not completed a Business Combination by June 13, 2024 (the current “Extended Date” as of the date of this report) and the Company decides not to further extend the period of time to consummate a Business Combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024 and December 31, 2023, we had approximately $100,754,232 and $100,304,232 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $252,489 and $116,234 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. On December 29, 2023, the Company and the Sponsor amended and restated the promissory note (the “First Restated Note”), agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor further amended and restated the First Restated Note (the “Restated Note”), agreeing to amend the principal amount of the loan of up to $3,050,000, which was fully drawn as of such date. Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant. The outstanding balance under this loan amounted to $3,050,000 as of March 31, 2024 and $2,439,000 as of December 31, 2023. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

During the quarter ended March 31, 2024, the Company sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 4, 2024. The financial information as of December 31, 2023 is derived from the unaudited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $252,489 and $116,234 as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were invested in cash.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$235,578,275
Redemptions	(145,222,585)
Shareholder redemption payable	(249,339)
Accretion of carrying value to redemption value	9,948,542
Class A ordinary shares subject to possible redemption, December 31, 2023	$100,054,892
Accretion of carrying value to redemption value	450,000
Class A ordinary shares subject to possible redemption, March 31, 2024	$100,504,892

Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021 offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statements of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the three months ended March 31, 2024 and 2023.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from (loss) income per share as the redemption value approximates fair value. The calculation of diluted (loss) income per Class A ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well as Warrants potentially issuable upon conversion of the Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

A reconciliation of net (loss) income per ordinary share is as follows:

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss)/income per ordinary share
Numerator:
Allocation of net (loss)/income, as adjusted	$(1,333,022)	$(820,790)	$2,282,974	$570,744
Denominator:
Basic and diluted weighted average shares outstanding	9,338,421	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss)/income per ordinary share	$(0.14)	$(0.14)	$0.10	$0.10

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedgings. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for the conversion features in Convertible notes under ASC Topic 815. However, if a conversion feature meets the criteria of the scope exception, then it will not be bifurcated.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470—20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. The Company adopted this standard on January 1, 2024. The adoption of this standard did not have a significant impact to the Company’s condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, ASU 2023-09 improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

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

Note 5 – Related Party Transactions

Founder Shares

On February 2, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 7,187,000 shares of the Company’s Class B ordinary shares. On August 20, 2021, and September 9, 2021, the Sponsor effected a surrender of 1,287,000 Class B ordinary shares and 150,000 Class B ordinary shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial shareholders agreed to forfeit up to 750,000 Founder Shares to the extent the over-allotment was not exercised in full by the underwriter. In May 2021, our Sponsor transferred 30,000 Founder Shares to each of our independent directors at the same price originally paid for such shares. On October 13, 2021, the underwriter exercised the full over-allotment option.

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

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete a Business Combination, and the effective date of a Business Combination. On December 29, 2023, the Company and the Sponsor amended and restated the promissory note, agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor further amended and restated the First Restated Note, agreeing to amend the principal amount of the loan of up to $3,050,000, which was fully drawn as of such date. The outstanding balance under this loan amounted to $3,050,000 as of March 31, 2024 and $2,439,000 as of December 31, 2023. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

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

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.  Even though the services the underwriter owed Learn CW for such deferred compensation had already been provided in full in connection with Learn CW’s IPO, on September 1, 2023, the underwriter gratuitously waived its entitlement to the deferred compensation.  The underwriter was not provided, and will not be provided, any consideration in exchange for its waiver of their entitlement to the payment of the deferred compensation.

Note 7 – Warrant Liabilities

The Company accounted for the 18,646,000 warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations. The warrants are also subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

At March 31, 2024, there were 11,500,000 public warrants and 7,146,000 private placement warrants outstanding with a fair value of $575,000 and $357,300, respectively. At December 31, 2023, there were 11,500,000 public warrants and 7,146,000 private placement warrants outstanding with a fair value of $230,000 and $142,920, respectively.

The Company accounts for the 11,500,000 warrants issued in connection with the Initial Public Offering and the 7,146,000 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of ordinary equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary share consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary share as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 9,338,421 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 9 – Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were zero shares of Class A ordinary share issued or outstanding, (excluding the 9,338,421 Class A shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and Investments Held in Trust Account	$100,754,232	$-	$-	$100,754,232
Liabilities:
Warrant Liabilities:
Public Warrants	$575,000	$-	$-	$575,000
Private Placement Warrants	-	-	357,300	357,300
Total Warrant Liabilities	$575,000	$-	$357,300	$932,300

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and Investments Held in Trust Account	$100,304,232	$-	$-	$100,304,232
Liabilities:
Warrant Liabilities:
Public Warrants	$230,000	$-	$-	$230,000
Private Placement Warrants	$-	-	142,920	142,920
Total Warrant Liabilities	$230,000	$-	$142,920	$372,920

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on March 31, 2024 and December 31, 2023:

Input	March 31, 2024	December 31, 2023
Share Price	$10.97	$10.84
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.12%	3.78%
Volatility	3.6%	2.0%
Term	5.54	5.79
Probability Weighted Fair Value of Warrants	$0.05	$1.60

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of December 31, 2023	$142,920
Change in fair value(1)	$559,380
Fair value as of March 31, 2024	$932,300

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Conversion Option Liability

The liability for the conversion option for the Convertible Note - Related Party was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the three months ended March 31, 2024 and 2023, there were no changes in the fair value of the conversion option liability. As of March 31, 2024 and December 31, 2023, the fair value of the conversion feature was de minimis.

Note 11 – Subsequent Events

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and has determined that there were no significant unrecognized events through that date other those noted below.

On April 17, 2024, the Company distributed approximately $249.3 thousand in the aggregate from the Trust Account to shareholders who elected to redeem in the Meeting due to an adjustment in the per share redemption price of approximately $0.02 per share.

On April 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to May 13, 2024.

On April 25, 2024, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Investment Management Agreement, dated October 12, 2021 (the “Trust Agreement”), by and between the Company and U.S. Bank, National Association, as trustee. Pursuant to Amendment No. 1, the Trust Agreement was amended to allow for the investment of funds held in the Company’s trust account, at the direction of the Company, in interest-bearing bank demand deposit accounts. Subsequent to the entry into Amendment No. 1, the Company directed the trustee to invest the funds held in the Trust Account in an interest-bearing demand deposit account.

On May 13, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate its initial business combination to June 13, 2024.

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

Following the closing of the Initial Public Offering on October 13, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a non-interest bearing Trust Account (the “Trust Account”), located in the United States at a nationally recognized financial institution, with U.S. Bank National Association acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial Business Combination within 18 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

Recent Developments

On January 29, 2024, the Company and Innventure LLC announced the filing of a registration statement on Form S-4 by Learn SPAC HoldCo, Inc. relating to their proposed Business Combination.

In addition, on March 19, 2024, the Company issued a second amended and restated promissory note (the “Restated Note”) in the principal amount of $3,050,000 to the Sponsor as described more fully under “—Liquidity, Capital Resources and Going Concern.”

On April 25, 2024, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Investment Management Agreement, dated October 12, 2021 (the “Trust Agreement”), by and between the Company and U.S. Bank, National Association, as trustee.  Pursuant to Amendment No. 1, the Trust Agreement was amended to allow for the investment of funds held in the Company’s trust account, at the direction of the Company, in interest-bearing bank demand deposit accounts.  Subsequent to the entry into Amendment No. 1, the Company directed the trustee to invest the funds held in the Trust Account in an interest-bearing demand deposit account.

Results of Operations

Our only activities from inception through March 31, 2024, were those related to our formation, the preparation for our Initial Public Offering, the search for a prospective initial Business Combination, execution of agreements, including without limitation the Business Combination Agreement, with Innventure as the target for the proposed Business Combination, and related public filings. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2024, we had a net loss of $2,153,812, which consisted of operating expenses of $1,594,432 and change in fair value of warrant liabilities of $559,380.

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

Following the consummation of the Initial Public Offering on October 13, 2021, an amount of $232,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $12,375,591 consisting of $2,446,000 of underwriting fees, $9,780,500 of deferred underwriting fees and $930,686 of other costs.

As of March 31, 2024 and December 31, 2023, we had approximately $100,754,232 and $100,304,232 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $252,489 and $116,234 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us working capital loans (“Working Capital Loans”). On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. On May 3, 2022, the Company entered into an initial promissory note (the “Initial Note”) in the principal amount of $1,050,000 in favor of the Sponsor.  On December 29, 2023, the Company issued an amended and restated promissory note (the “First Restated Note”) in the principal amount of up to $2,487,000 in favor of the Sponsor. On March 19, 2024, the Company issued a further amended and restated promissory note (the “Restated Note”) in the principal amount of up to $3,050,000 in favor of the Sponsor, which was fully drawn as of such date. The Restated Note amends, restates, replaces and supersedes the Initial Note and First Restated Note.  The Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates its initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Restated Note does not bear interest.  Any unpaid balance owed under the Restated Note may be accelerated upon the occurrence of an Event of Default (as defined in the Restated Note).  In the event the Company does not consummate an initial business combination, the Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. For more information on the Restated Note, see our Form 8-K filed on March 25, 2024. As of March 31, 2024 and December 31, 2023, the Company has drawn $3,050,000 and $2,439,000 on this loan arrangement, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 13, 2024 (or as extended), to consummate a Business Combination.

On May 13, 2024, we extended the period of time to consummate the Business Combination by one month, from May 13, 2024 to June 13, 2024. In connection with such extension, an aggregate of $150,000 was deposited in the Trust Account. It is uncertain that the Company will be able to consummate a Business Combination by the specified period.  If a Business Combination is not consummated by June 13, 2024 and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution.

At the extraordinary general meeting of the Public Shareholders of the Company held on October 13, 2023, the Public Shareholders approved, among other things, an amendment to the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend to the date by which the Company must consummate an initial business combination (the “Extension Amendment Proposal”) from October 13, 2023 to October 13, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve (12) times by an additional one month each time (as extended, the “Extended Date”), unless the closing of an initial business combination has occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension period the lesser of (x) $150,000 or (y) $0.03 per Public Share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of the Business Combination has occurred, which may be made in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination.

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

Related Party Transactions

Founder Shares

On February 2, 2021, the Company issued an aggregate of 7,187,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On August 20, 2021, and September 9, 2021, the Sponsor effected a surrender of 1,287,000 Class B ordinary shares and 150,000 Class B ordinary shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,000 to 5,750,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part. The underwriter’s over-allotment option was exercised in full on October 13, 2021, and these shares are no longer subject to forfeiture.

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

On May 3, 2022, the Company entered into the Initial Note in the principal amount of $1,050,000 in favor of the Sponsor.  On December 29, 2023, the Company issued the First Restated Note in the principal amount of up to $2,487,000 in favor of the Sponsor. On March 19, 2024, the Company issued the Restated Note in the principal amount of up to $3,050,000 in favor of the Sponsor, which was fully drawn as of such date. The Restated Note amends, restates, replaces and supersedes the Initial Note and the First Restated Note. The Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates its initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Restated Note does not bear interest.  Any unpaid balance owed under the Restated Note may be accelerated upon the occurrence of an Event of Default (as defined in the Restated Note).  In the event the Company does not consummate an initial business combination, the Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. For more information on the Restated Note, see our Form 8-K filed on March 25, 2024. As of March 31, 2024 and December 31, 2023, the Company has drawn $3,050,000 and $2,439,000  on this loan arrangement, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000. The deferred discount would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.  Even though the services the underwriter owed Learn CW for such deferred compensation had already been provided in full in connection with Learn CW’s IPO, on September 1, 2023, the underwriter gratuitously waived its entitlement to the deferred compensation.  The underwriter was not provided, and will not be provided, any consideration in exchange for its waiver of their entitlement to the payment of the deferred compensation.

Sponsors' Investment

Our Sponsor purchased $7,700,000 of units (or 770,000 units), in the Initial Public Offering.  The underwriter has not received any underwritten discount for any unit purchased by the Sponsor.

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

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model. The more significant estimates made by management in these fair value determinations are around the inputs used in the fair value model, with volatility being the most judgmental of those inputs. A 1% increase in volatility input would increase the Company’s warrant liabilities by approximately $1,700,000.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted this standard on January 1, 2024. The adoption of this standard did not have a significant impact to the Company’s financial statements.

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

The net proceeds of our Initial Public Offering and the Private Placement held in the Trust Account are invested in cash as of March 31, 2024.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to material weaknesses in our internal controls with respect to the completeness and accuracy of account reconciliations as well as the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement on Form S-1 (File No. 333-254820) filed in connection with our IPO. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Learn CW Investment Corporation

Date: May 22, 2024	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: May 22, 2024	By:	/s/ Adam Fisher
Adam Fisher
President