Form 10-Q
period 2024-06-30
Learn CW Investment Corp
filed 2024-08-20
CIK 1847577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 9,338,421 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEARN CW INVESTMENT CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$205,454	$116,234
Prepaid Expenses	267,005	602,682
Total Current Assets	472,459	718,916

Assets Held in Trust	101,592,732	100,304,232
Total Assets	$102,065,191	$101,023,148

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$8,018,827	$5,985,161
Shareholder redemption payable	-	249,339
Deferred credits	586,918	400,000
Total Current Liabilities	8,605,745	6,634,500

Convertible Note – Related Party	3,800,000	2,439,000
Warrant Liabilities	2,796,900	372,920
Total Liabilities	15,202,645	9,446,420

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares; 9,338,421 and 9,338,421 shares at redemption value of $10.88 per share and $10.71 per share at June 30, 2024 and December 31, 2023, respectively	101,592,732	100,054,892

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding (excluding 9,338,421 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	575	575
Additional paid in capital	-	-
Accumulated deficit	(14,730,761)	(8,478,739)
Total Shareholders’ Deficit	(14,730,186)	(8,478,164)
Total Liabilities and Shareholders’ Deficit	$102,065,191	$101,023,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Formation costs and other operating expenses	$1,333,608	$428,076	$2,928,040	$781,121
Loss from Operations	$(1,333,608)	$(428,076)	$(2,928,040)	$(781,121)

Other income (expense):
Interest income on trust account	637,838	2,743,828	637,838	5,204,752
Interest income on cash account	-	375	-	375
Change in fair value of warrant liabilities	(1,864,600)	(186,460)	(2,423,980)	559,380
Net (Loss)/Income	$(2,560,370)	$2,129,667	$(4,714,182)	$4,983,386

Weighted average shares outstanding of Class A ordinary shares	9,338,422	23,000,000	9,338,422	23,000,000
Basic and diluted net (loss)/income per share, Class A ordinary shares	$(0.17)	$0.07	$(0.31)	$0.17
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss)/income per share, Class B ordinary shares	$(0.17)	$0.07	$(0.31)	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(UNAUDITED)

			Additional
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	5,750,000	$575	$-	$(8,478,739)	$(8,478,164)
Accretion of Class A ordinary shares to redemption value	-	-	-	(450,000)	(450,000)
Net loss	-	-	-	(2,153,812)	(2,153,812)
Balance – March 31, 2024	5,750,000	$575	$-	$(11,082,551)	$(11,081,976)
Accretion of Class A ordinary shares to redemption value	-	-	-	(1,087,840)	(1,087,840)
Net loss	-	-	-	(2,560,370)	(2,560,370)
Balance – June 30, 2024	5,750,000	$575	$-	$(14,730,761)	$(14,730,186)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)

			Additional
	Class B Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	5,750,000	$575	$-	$(11,661,346)	$(11,660,771)
Accretion of Class A ordinary shares to redemption value	-	-	-	(2,460,924)	(2,460,924)
Net income	-	-	-	2,853,719	2,853,719
Balance – March 31, 2023	5,750,000	$575	$-	$(11,268,551)	$(11,267,976)
Accretion of Class A ordinary shares to redemption value	-	-	-	(2,743,828)	(2,743,828)
Net income	-	-	-	2,129,667	2,129,667
Balance – June 30, 2023	5,750,000	$575	$-	$(11,882,712)	$(11,882,137)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash Flows from Operating Activities:
Net (loss)/income	$(4,714,182)	$4,983,386
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(637,838)	(5,204,752)
Change in fair value of warrant liabilities	2,423,980	(559,380)
Change in operating assets and liabilities:
Prepaid expenses	335,677	311,348
Accounts payable and accrued expenses	2,033,666	309,780
Deferred credits	186,918	-
Net cash used in operating activities	(371,780)	(159,618)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(900,001)	(345,000)
Cash withdrawn from Trust Account in connection with redemption	249,339	-
Net cash used in investing activities	(650,661)	(345,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,734,192	-
Repayment of promissory note – related party	(373,192)	-
Payment for Class A ordinary shares previously redeemed	(249,339)	-
Net cash provided by financing activities	1,111,661	-

Net Change in Cash	89,220	(504,618)
Cash – Beginning of the period	116,234	748,857
Cash – End of the period	$205,454	$244,239

Non-cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,537,840	$5,204,752

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEARN CW INVESTMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)

Note 1 – Description of Organization and Business Operations

Learn CW Investment Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on February 2, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), identifying a target for an initial business combination, executing agreements, including without limitation the Business Combination Agreement (the “Business Combination Agreement”) entered into on October 24, 2023 with Learn SPAC HoldCo, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Holdco”), LCW Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Holdco (“LCW Merger Sub”), Innventure Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Holdco (“Innventure Merger Sub”) and Innventure LLC, a Delaware limited liability company (“Innventure”).

The Business Combination Agreement related to the proposed business combination transaction with Innventure (the “Business Combination” and, together with the other transactions contemplated by thereby, the “Transactions”), and public filings associated therewith. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 7,146,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to the Company’s sponsor, CWAM LC Sponsor LLC (the “Sponsor”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,146,000.

Following the closing of the Initial Public Offering on October 13, 2021, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”), to be held until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account, as described below. The amounts held in the Trust Account were initially invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations until October 2023, when the trustee liquidated such investments and the assets in the Trust Account were held in cash accounts.  In May 2024, the assets in the Trust Account were moved to an interest-bearing demand deposit account.

Transaction costs of the Initial Public Offering amounted to $13,157,186, consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs, with $781,595 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. New York Stock Exchange (“NYSE”) rules provide that an initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter an initial business combination. There is no assurance that the Company will be able to successfully effect an initial business combination.

The Company will provide its holders of Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting of the Company called to approve an initial business combination or (ii) by means of a tender offer. In connection with a proposed initial business combination, the Company may seek shareholder approval of such business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against such business combination.

If the Company seeks shareholder approval of an initial business combination, the Company will proceed with such business combination only if the Company receives an ordinary resolution under Cayman Islands law approving such business combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing an initial business combination. If the Company seeks shareholder approval in connection with an initial business combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving such business combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed initial business combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of an initial business combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of an initial business combination and (b) not to propose an amendment to the Charter (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination by the Extended Date (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Class A ordinary shares.

On October 11, 2023, the Public Shareholders of the Company held an extraordinary general meeting (the “Meeting”) and approved a proposal to (i) amend the Charter to extend to the date by which the Company must consummate an initial business combination (the “Extension Amendment Proposal”) from October 13, 2023 to October 13, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve (12) times by an additional one month each time (as extended, the “Extended Date”), unless the closing of an initial business combination has occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension period the lesser of (x) $150,000 or (y) $0.03 per Public Share that remains outstanding and is not redeemed prior to any such one-month extension, unless the closing of an initial business combination has occurred, which may be made in exchange for a non-interest bearing promissory note payable upon consummation of an initial business combination, (ii) amend the Charter to permit the issuance of Class A ordinary shares to holders of the Class B ordinary shares, $0.0001 par value per share (the “Class B ordinary shares”), upon the exercise of the right of a holder of the Class B ordinary shares to convert such Class B ordinary shares into Class A ordinary shares on a one-for-one basis, at any time and from time to time, prior to the closing of an initial business combination (the “Founder Share Amendment Proposal”), and (iii) amend the Charter to eliminate the limitation that the Company may not redeem Class A ordinary shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”). At the Meeting, the Public Shareholders approved the Extension Amendment Proposal, the Founder Share Amendment Proposal and the Redemption Limitation Proposal.

Furthermore, in connection with the Meeting, shareholders holding 13,661,579 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $145.2 million (based on a redemption price of approximately $10.63 per share) was removed from the Trust Account to pay such holders.

On October 24, 2023, the Company entered into the Business Combination Agreement with Holdco, LCW Merger Sub, Innventure Merger Sub and Innventure, pursuant to which the parties thereto will enter into the Business Combination, pursuant to which, among other things, (i) LCW Merger Sub will merge with and into the Company (the “LCW Merger”), with the Company being the surviving company, and (ii) Innventure Merger Sub will merge with and into Innventure (the “Innventure Merger” and together with the LCW Merger, the “Mergers”), with Innventure being the surviving company. Following the Mergers, each of the Company and Innventure will be a subsidiary of Holdco, and Holdco will become a publicly traded company. At the closing of the Business Combination, Holdco is expected to change its name to Innventure, Inc., and its common stock, par value $0.0001, is expected to list on Nasdaq.

The Company recorded a deferred credit of $586,918 as of June 30, 2024, on its balance sheet which reflects payments received from Innventure for the reimbursement of 50% of certain expenses of the Company by Innventure pursuant to the Business Combination Agreement.

The consummation of the proposed Business Combination with Innventure is subject to certain conditions as further described in the Business Combination Agreement.

On August 12, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate an initial business combination to September 13, 2024.

If the Company has not completed an initial business combination by September 13, 2024 and the Company decides not to extend the period of time to consummate an initial business combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Class A ordinary shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors (the “Board”), liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Public Warrants, which will expire worthless if the Company fails to complete an initial business combination by the Extended Date.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete an initial business combination by the Extended Date. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial business combination by the Extended Date.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024 and December 31, 2023, the Company had cash of $205,454 and $116,234 held outside of the Trust Account, respectively. The Company intends to use substantially all of the funds held the Trust Account. To the extent that its shares or debt are used, in whole or in part, as consideration to complete its initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue the Company’s growth strategies.

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete an initial business combination, and the effective date of such business combination. On December 29, 2023, the Company and the Sponsor amended and restated the promissory note (the “First Restated Note”), agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor further amended and restated the First Restated Note (the “Second Restated Note”), agreeing to amend the principal amount of the loan of up to $3,050,000. On June 28, 2024, the Company and the Sponsor further amended and restated the Second Restated Note (the “Third Restated Note” and, as may be further amended and restated, the “Note”), agreeing to amend the principal amount of the loan of up to $3,800,000, which was fully drawn as of such date.  The outstanding balance under this loan amounted to $3,800,000 as of June 30, 2024. Management determined that there was an embedded conversion feature related to the Note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

During the quarter ended June 30, 2024, the Company sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until the Extended Date to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. On August 12, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate an initial business combination to September 13, 2024. If an initial business combination is not consummated by this date, absent any further extensions, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this filing. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 13, 2024 or earlier if the period of time the Company has to consummate an initial business combination is not extended on a monthly basis. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by the Extended Date.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustment relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for condensed interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Form 10-K as filed with the SEC on April 4, 2024. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the six months ended June 30, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $205,454 and $116,234 as of June 30, 2024 and December 31, 2023, respectively, and no cash equivalents as of June 30, 2024 and December 31, 2023.

Assets Held in Trust Account

At June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were invested in interest-bearing demand deposit accounts and cash accounts, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) 740 (“ASC 740”), “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 (“ASC 480”), “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	235,578,275
Redemption	(145,222,585)
Shareholder redemption payable	(249,339)
Accretion of carrying value to redemption value	9,948,542
Class A ordinary shares subject to possible redemption, December 31, 2023	$100,054,892
Accretion of carrying value to redemption value	1,537,840
Class A ordinary shares subject to possible redemption, June 30, 2024	$101,592,732

Public Offering Costs

Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on December 31, 2021, offering costs totaling $13,157,186 (consisting of $2,446,000 of underwriting fee, $9,780,500 of deferred underwriting fee and $930,686 of other offering costs) were recognized with $781,595 included in the statements of operations as an allocation for the Public Warrants and the Private Placement Warrants. No offering costs were incurred for the three and six months ended June 30, 2024 and 2023.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815 (“ASC 815”), “Derivatives and Hedging.” The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of ordinary shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the Initial Public Offering, as well as warrants potentially issuable upon conversion of the Note, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

A reconciliation of net (loss)/income per ordinary share is as follows:

	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30,2024		June 30, 2024		June 30, 2023		June 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per ordinary share
Numerator:
Allocation of net income/(loss), as adjusted	$(1,584,646)	$(975,724)	$(2,917,669)	$(1,796,513)	$1,703,734	$425,933	$3,986,709	$996,677
Denominator:
Basic and diluted weighted average shares outstanding	9,338,422	5,750,000	9,338,422	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income/(loss) per ordinary share	$(0.17)	$(0.17)	$(0.31)	$(0.31)	$0.07	$0.07	$0.17	$0.17

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company will account for the conversion features in the Note under ASC 815. However, if a conversion feature meets the criteria of the scope exception, then it will not be bifurcated.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 (“ASU 2020-06”), Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. The Company adopted this standard on January 1, 2024. The adoption of this standard did not have a significant impact to the Company’s financial statements.

Management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering on October 13, 2021, the Company sold 23,000,000 Units, including 3,000,000 Units as a result of the underwriter’s exercise of their over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

Note 4 – Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,146,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,146,000, in a private placement. Each Private Placement Warrant is identical to the Public Warrants, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if the Company does not consummate an initial business combination by the Extended Date.

Note 5 – Related Party Transactions

Founder Shares

On February 2, 2021, in consideration for the payment of certain of the Company’s offering costs, the Company applied $25,000 of outstanding advances from the Sponsor towards the issuance of 7,187,000 Class B ordinary shares. On August 20, 2021, and September 9, 2021, the Sponsor effected a surrender of 1,287,000 Class B ordinary shares and 150,000 Class B ordinary shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share surrender. The initial shareholders agreed to forfeit up to 750,000 Founder Shares to the extent the over-allotment was not exercised in full by the underwriter. In May 2021, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors at the same price originally paid for such shares. On October 13, 2021, the underwriter exercised the full over-allotment option.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, the Founder Shares will be released from the lock-up.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of an initial business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On May 3, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate amount of $1,050,000 which the Company drew down in full on May 5, 2022. This note is non-interest bearing and is due on the earlier of the day by which the Company must complete an initial business combination, and the effective date of such business combination. On December 29, 2023, the Company and the Sponsor entered into the First Restated Note, agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor entered into the Second Restated Note, agreeing to amend the principal amount of the loan of up to $3,050,000. On June 28, 2024, the Company and the Sponsor entered into the Third Restated Note, agreeing to amend the principal amount of the loan of up to $3,800,000, which was fully drawn as of such date. The outstanding balance under this loan amounted to $3,800,000 as of June 30, 2024 and $2,439,000 as of December 31, 2023. Management determined that there was an embedded conversion feature related to the Note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis.

Note 6 – Commitments and Contingencies

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed simultaneously with the offering (October 13, 2021), requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed an initial business combination, subject to the terms of the underwriting agreement.  Even though the services the underwriter owed the Company for such deferred compensation had already been provided in full in connection with the Initial Public Offering, on September 1, 2023, the underwriter gratuitously waived its entitlement to the deferred compensation.  The underwriter was not provided, and will not be provided, any consideration in exchange for its waiver of their entitlement to the payment of the deferred compensation.

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

The Company offered warrants in connection with its sale of Units. Each whole warrant that is part of the Units sold in the Offering is exercisable to purchase one Class A ordinary share, subject to adjustment as provided in the Initial Public Offering prospectus, and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. If, upon separation of the Units, a holder of warrants would be entitled to receive a fractional warrant, the Company will round down to the nearest whole number of warrants to be issued to such holder.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an initial business combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial business combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete an initial business combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of such initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants will and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At June 30, 2024, there were 11,500,000 Public Warrants and 7,146,000 Private Placement Warrants outstanding with a fair value of $1,725,000 and $1,071,900, respectively. At December 31, 2023, there were 11,500,000 Public Warrants and 7,146,000 Private Placement Warrants outstanding with a fair value of $230,000 and $142,920, respectively.

The Company accounts for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering and the 7,146,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in an initial business combination is payable in the form of ordinary equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of such business combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of such business combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary share consists exclusively of cash, the amount of such cash per ordinary share, and (ii) in all other cases, the volume weighted average price of the ordinary share as reported during the ten-trading day period ending on the trading day prior to the effective date of such business combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and, thus, the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

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

Following the redemptions, the Company recorded shareholder redemption payable for additional interest earned by redeeming holders of Class A ordinary shares that exercised their redemption rights in the amount of $249,339, which equates to approximately $0.018 per Class A ordinary share. During the three months ended June 30, 2024, the Company remitted the additional interest to such redeeming holders of Class A ordinary shares.

As of June 30, 2024 and December 31, 2023, there were 9,338,421 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

Note 9 – Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were zero Class A ordinary shares issued or outstanding (excluding the 9,338,421 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 5,750,000 Class B ordinary shares issued and outstanding, respectively.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of an initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of such business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with such business combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

The Company may issue additional ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of its initial business combination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$101,592,732	$-	$-	$101,592,732
Liabilities:
Warrant Liabilities:
Public Warrants	$1,725,000	$-	$-	$1,725,000
Private Placement Warrants	-	-	1,071,900	1,071,900
Total Warrant Liabilities	$1,725,000	$-	$1,071,900	$2,796,900

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Assets Held in Trust	$100,304,232	$-	$-	$100,304,232
Liabilities:
Warrant Liabilities:
Public Warrants	$230,000	$-	$-	$230,000
Private Placement Warrants	-	-	142,920	142,920
Total Warrant Liabilities	$230,000	$-	$142,920	$372,920

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Initial Measurement

The Company established the initial fair value for the Public Warrants and the Private Placement Warrants on October 13, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. For periods subsequent to the detachment of the Public Warrants from the Units, which occurred on November 29, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price on the NYSE as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows on June 30, 2024 and December 31, 2023:

Input	June 30, 2024	December 31, 2023
Share Price	$10.90	$10.84
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.24%	3.78%
Volatility	3.5%	2.0%
Term	5.13	5.79
Fair Value of Warrants	$0.15	$0.02

The Warrants were valued using a Monte Carlo Simulation Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility as of the closing of the Initial Public Offering, which was derived from observable warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrants
Fair value as of December 31, 2023	$142,920
Change in fair value(1)	$214,380
Fair value as of March 31, 2024	$357,300
Change in fair value	$714,600
Fair value as of June 30, 2024	$1,071,900

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statement of operations.

Conversion Option Liability

The liability for the conversion option was valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the conversion option is the expected volatility of the ordinary shares. During the six months ended June 30, 2024 and 2023, there were no changes in the fair value of the conversion option liability. As of June 30, 2024 and December 31, 2023, the fair value of the conversion feature was de minimis.

Note 11 – Subsequent Events

Management of the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and has determined that there were no significant unrecognized events through that date other those noted below.

On July 11, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate an initial business combination to August 13, 2024.

On August 12, 2024, the Company announced that $150,000 was deposited into the Trust Account to extend the period of time the Company has to consummate an initial business combination to September 13, 2024.

On August 13, 2024, the Company, acting pursuant to authorization from its Board, notified the NYSE of its intention to voluntarily withdraw the listing of its Class A ordinary shares, Public Warrants and Units from the NYSE and transfer the listing of its Class A ordinary shares to the Nasdaq Global Market (“Nasdaq”). The Company expects that listing and trading of its securities on the NYSE will end at market close on August 23, 2024, and that trading of the Class A ordinary shares will begin on Nasdaq at market open on August 26, 2024, with the Units and Public Warrants commencing trading in the over-the-counter market on the same date.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Learn CW Investment Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CWAM LC Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on February 2, 2021 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

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

Following the closing of the Initial Public Offering on October 13, 2021, $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account, located in the United States at a nationally recognized financial institution, with U.S. Bank National Association acting as trustee, and initially invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In October 2023, the trustee liquidated such investments and the assets in the Trust Account were held in cash accounts.  In May 2024, the assets in the Trust Account were moved to an interest-bearing demand deposit account.

 The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of an initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the public shares if the Company does not complete the initial business combination by the Extended Date (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares; or (iii) absent the completing an initial business combination by the Extended Date, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the public shares.

On October 11, 2023, the Public Shareholders of the Company held an extraordinary general meeting and approved a proposal to amend Charter to extend to the date by which the Company must consummate an initial business combination from October 13, 2023 to October 13, 2024, by electing to extend the date to consummate an initial business combination on a monthly basis for up to twelve (12) times by an additional one month each time, unless the closing of an initial business combination has occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account for each such one-month extension period the lesser of (x) $150,000 or (y) $0.03 per Public Share that remains outstanding and is not redeemed prior to any such one-month extension.

If we are unable to complete our initial business combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law.

Recent Developments

On June 28, 2024, the Company and the Sponsor entered into the Third Restated Note in the principal amount of $3,800,000 as described more fully under “—Liquidity, Capital Resources and Going Concern.”

On August 13, 2024, the Company, acting pursuant to authorization from its Board, notified the NYSE of its intention to voluntarily withdraw the listing of its Class A ordinary shares, Public Warrants and Units from the NYSE and transfer the listing of its Class A ordinary shares to Nasdaq. The Company expects that listing and trading of its securities on the NYSE will end at market close on August 23, 2024, and that trading of the Class A ordinary shares will begin on Nasdaq at market open on August 26, 2024, with the Units and Public Warrants commencing trading in the over-the-counter market on the same date.

Results of Operations

Our only activities from inception through June 30, 2024, were those related to our formation, the preparation for our Initial Public Offering, the search for a prospective initial business combination, execution of agreements, including without limitation the Business Combination Agreement, and related public filings. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial business combination.

For the three months ended June 30, 2024, we had a net loss of $2,560,370, which consisted of operating expenses of $1,333,608, a loss on the change in fair value of the warrant liability of $1,864,600 and interest earned on marketable securities held in Trust Account of $637,838.

For the six months ended June 30, 2024, we had a net loss of $4,714,182, which consisted of operating expenses of $2,928,040, a loss on the change in fair value of warrant liabilities of $2,423,980 and interest earned on marketable securities held in Trust Account of $637,838.

For the three months ended June 30, 2023, we had a net income of $2,129,667, which consisted of operating expenses of $428,076, a loss on the change in fair value of the warrant liability of $186,460, interest income related to the Trust Account of $2,743,828 and interest income on cash accounts of $375.

For the six months ended June 30, 2023, we had a net income of $4,983,386, which consisted of operating expenses of $781,121, a gain on the change in fair value of the warrant liability of $559,380, interest income related to the Trust Account of $5,204,752 and interest income on cash accounts of $375.

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

Following the consummation of the Initial Public Offering on October 13, 2021, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in the Trust Account. Transaction costs amounted to $13,157,186 consisting of $2,446,000 of underwriting fees, $9,780,500 of deferred underwriting fees and $930,686 of other costs.

As of June 30, 2024 and December 31, 2023, we had $101,592,732 and $100,304,232 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held the Trust Account. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2024 and December 31, 2023, we had cash of $205,454 and $116,234 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may provide us Working Capital Loans. On May 3, 2022, the Sponsor confirmed to the Company that it will provide any such Working Capital Loans for at least the next twelve months. On May 3, 2022, the Company entered into an initial promissory note (the “Initial Note”) in the principal amount of $1,050,000 in favor of the Sponsor. On May 5, 2022, the Company drew down and received cash proceeds of $1,050,000. On December 29, 2023, the Company and the Sponsor amended and restated the Initial Note, agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor further amended and restated the First Restated Note, agreeing to amend the principal amount of the loan of up to $3,050,000.  On June 28, 2024, the Company and the Sponsor entered into the Third Restated Note, agreeing to amend the principal amount of the loan of up to $3,800,000, which was fully drawn as of such date.  The Third Restated Note amends, restates, replaces and supersedes the Initial Note, the First Restated Note and the Second Restated Note.  The Third Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates an initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Third Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Third Restated Note does not bear interest.  Any unpaid balance owed under the Third Restated Note may be accelerated upon the occurrence of an Event of Default (as defined in the Third Restated Note).  In the event the Company does not consummate an initial business combination, the Third Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. As of June 30, 2024 and December 31, 2023, the Company has drawn $3,800,000 and $2,439,000 on this loan arrangement, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until the Extended Date, to consummate an initial business combination.

On August 12, 2024, we extended the period of time to consummate an initial business combination by one month, from August 13, 2024 to September 13, 2024. In connection with such extension, an aggregate of $150,000 was deposited in the Trust Account. It is uncertain that the Company will be able to consummate an initial business combination by the specified period.  If an initial business combination is not consummated by September 13, 2024 and the Company decides not to extend the period of time to consummate an initial business combination, there will be a mandatory liquidation and subsequent dissolution.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On February 2, 2021, the Company issued an aggregate of 7,187,000 Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On August 20, 2021, and September 9, 2021, the Sponsor effected a surrender of 1,287,000 Class B ordinary shares and 150,000 Class B ordinary shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,000 to 5,750,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part. The underwriter’s over-allotment option was exercised in full on October 13, 2021, and these shares are no longer subject to forfeiture.

The sponsor has agreed not to transfer, assign or sell any of its Founder Shares until two years after the completion of an initial business combination.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the sponsor, an affiliate of the sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of such business combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that the business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On May 3, 2022, the Company entered into the Initial Note in the principal amount of $1,050,000 in favor of the Sponsor. On December 29, 2023, the Company and the Sponsor entered into the First Restated Note, agreeing to amend the principal amount of the loan of up to $2,487,000. On March 19, 2024, the Company and the Sponsor entered into the Second Restated Note, agreeing to amend the principal amount of the loan of up to $3,050,000.  On June 28, 2024, the Company and the Sponsor entered into the Third Restated Note, agreeing to amend the principal amount of the loan of up to $3,800,000, which was fully drawn as of such date. The Third Restated Note amends, restates, replaces and supersedes the Initial Note, the First Restated Note and the Second Restated Note.  The Third Restated Note may be drawn down by the Company from time to time prior to the earlier of (i) October 13, 2024 and (ii) the date on which the Company consummates an initial business combination.  Upon the consummation of an initial business combination, the Sponsor will have the option to convert up to $1,500,000 of the principal balance of the Third Restated Note into private placement warrants of the Company at a price of $1.00 per private placement warrant.  The Third Restated Note does not bear interest.  Any unpaid balance owed under the Third Restated Note may be accelerated upon the occurrence of an Event of Default.  In the event the Company does not consummate an initial business combination, the Third Restated Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. As of June 30, 2024 and December 31, 2023, the Company has drawn $3,800,000 and $2,439,000 on this loan arrangement, respectively.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed simultaneously with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,780,500 in the aggregate, and a discretionary deferred fee of $2,000,000. The deferred discount would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed an initial business combination, subject to the terms of the underwriting agreement.  Even though the services the underwriter owed the Company for such deferred compensation had already been provided in full in connection with the Initial Public Offering, on September 1, 2023, the underwriter gratuitously waived its entitlement to the deferred compensation.  The underwriter was not provided, and will not be provided, any consideration in exchange for its waiver of their entitlement to the payment of the deferred compensation.

Sponsors Investors Investment

Our Sponsor purchased $7,700,000 of Units (or 770,000 Units), in the Initial Public Offering.  The underwriter has not received any underwritten discount for any unit purchased by the Sponsor.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted this standard on January 1, 2024. The adoption of this standard did not have a significant impact to the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to material weaknesses in our internal controls with respect to the completeness and accuracy of account reconciliations as well as the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement on Form S-1 (File No. 333-254820) filed in connection with the Initial Public Offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1*	Third Amended and Restated Promissory Note, by and between the Company and the Sponsor
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Learn SPAC Holdco, Inc. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
**
This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Learn CW Investment Corporation

Date: August 19, 2024	By:	/s/ Robert Hutter
Robert Hutter
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

Learn CW Investment Corporation

Date: August 19, 2024	By:	/s/ Adam Fisher
Adam Fisher
President